Form 10-Q
period 1996-04-27
TELTREND INC
filed 1996-06-11
CIK 943822

====================================================================================================================================
                                                SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D.C. 20549
                                                 --------------------------------

                                                             FORM 10-Q
(Mark One)

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          For the quarterly period ended April 27, 1996

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ______________ to ______________

                                  Commission file number 0-26114

                                            TELTREND INC.
                        (Exact Name of Registrant as Specified in its Charter)

                               DELAWARE                                              13-3476859
                        (State or Other Jurisdiction                             (I.R.S. Employer
                     of Incorporation or Organization)                        Identification Number)

                                                    620 STETSON AVENUE
                                               ST. CHARLES, ILLINOIS 60174
                                         (Address of Principal Executive Offices)

                                    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                                      (708) 377-1700



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                             YES       X      NO
                                                 -------------  -------------

            As of June 6, 1996, there were 6,414,380 shares of the Registrant's Common Stock, $.01 par value per share, and no shares of the Registrant's Class A Common Stock, $.01 par value per share, outstanding.


=========================================================================================================================

TELTREND INC.

                                                        INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
                                                                                                              PAGE NO.


Item 1 --   Financial Statements:
            Statements of Operations for the quarters and
            nine-month periods ended April 29, 1995 and April 27, 1996  . . . . . . . . . . . . . . . . . . . . . 3

            Balance Sheets as of July 29,
            1995 and April 27, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

            Statements of Cash Flows for the
            nine-month periods ended April 29, 1995 and April 27, 1996  . . . . . . . . . . . . . . . . . . . . . 5

            Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

Item 2 --   Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION
- ---------------------------

Item 2 --   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 6 --   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
- ---------

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
- -------------

OMITTED FINANCIAL STATEMENTS
- ----------------------------

None



                         PART I.  FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


                                 TELTREND INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
             (Dollars in thousands, except earnings per share data)

                                                     FOR THE QUARTER ENDED       FOR THE NINE MONTHS ENDED
                                                   -------------------------    ---------------------------
                                                      APRIL 29,       APRIL 27,         APRIL 29,        APRIL 27,
                                                       1995            1996              1995             1996
                                                   ------------    ------------    --------------     ------------

       Net sales . . . . . . . . . . . . . . .         $14,986         $20,764           $44,617          $62,147
       Cost of sales . . . . . . . . . . . . .           8,895          11,030            26,602           33,874
                                                   -----------    ------------     -------------      -----------
       Gross profit  . . . . . . . . . . . . .           6,091           9,734            18,015           28,273
                                                   -----------    ------------     -------------      -----------
       Operating expenses:
          Sales and marketing  . . . . . . . .           1,592           1,774             4,525            5,493
          Research and development . . . . . .           1,495           1,992             4,122            5,658
          General and administrative . . . . .             671             900             2,014            2,908
                                                  ------------    ------------      ------------      -----------
                                                         3,758           4,666            10,661           14,059
                                                  ------------    ------------      ------------      -----------

       Income from operations  . . . . . . . .           2,333           5,068             7,354           14,214
                                                  ------------    ------------      ------------      -----------
       Other expense (income):
          Interest expense to related parties.           1,601               -             7,711                -
          Interest expense-other . . . . . . .               5               -                24                1
          Interest income  . . . . . . . . . .               -            (242)                -             (555)
          Other-net  . . . . . . . . . . . . .               1              14                 1               31
                                                  -------------   ------------      ------------    -------------
                                                         1,607            (228)            7,736             (523)
                                                   -----------    -------------      -----------    --------------
       Income (loss) before income taxes . . .             726           5,296              (382)          14,737
       Provision for income taxes  . . . . . .             (30)         (2,170)              (70)          (6,066)
                                                  -------------   -------------      ------------   --------------
       Net income (loss) . . . . . . . . . . .            $696          $3,126             ($452)          $8,671
                                                   ===========     ===========        ===========    ============

       Net income (loss) per share of
          common equity  . . . . . . . . . . .           $0.32           $0.46            ($0.20)           $1.33
                                                   ===========     ===========        ===========     ===========
       Average common equity shares
          outstanding  . . . . . . . . . . . .       2,205,657       6,738,635         2,205,657        6,500,661
                                                     =========       =========         =========        =========

       Pro forma net income  . . . . . . . . .          $1,424          $3,126            $4,483           $8,671
                                                    ==========     ===========       ===========      ===========
       Pro forma net income per share
          of common equity . . . . . . . . . .           $0.24           $0.46             $0.75            $1.33
                                                   ===========     ===========       ===========      ===========
       Pro forma average common equity
          shares outstanding . . . . . . . . .       5,943,385       6,738,635         5,943,385        6,500,661
                                                     =========       =========         =========        =========


                        The accompanying notes are an integral part of these financial statements.





                                 TELTREND INC.
                                 BALANCE SHEETS
                   (Dollars in thousands, except share data)



                                                                                     JULY 29,            APRIL 27,
                                                                                      1995                 1996
                                                                                   -----------       --------------
                                                                                                     (Unaudited)

         ASSETS
         ------
         Current Assets:
              Cash and cash equivalents  . . . . . . . . . . . . . . .             $ 4,416              $21,810
              Trade accounts receivable, net of
                 allowance   . . . . . . . . . . . . . . . . . . . . .               8,100                8,824
              Inventories  . . . . . . . . . . . . . . . . . . . . . .               7,929               12,469
              Deferred income taxes  . . . . . . . . . . . . . . . . .               2,328                2,383
              Prepaid expenses and other current
                 assets  . . . . . . . . . . . . . . . . . . . . . . .                 697                  691
                                                                                 ---------           ----------
                                                                                    23,470               46,177

         Machinery and equipment . . . . . . . . . . . . . . . . . . .              10,539               13,064
         Leasehold improvements  . . . . . . . . . . . . . . . . . . .                 783                  863
         Accumulated depreciation  . . . . . . . . . . . . . . . . . .              (6,963)              (8,145)
                                                                                 ----------          -----------
                                                                                     4,359                5,782

         Deferred income taxes . . . . . . . . . . . . . . . . . . . .                 672                  641
         Other assets, net . . . . . . . . . . . . . . . . . . . . . .                 198                  219
                                                                                 ---------           ----------
                                                                                   $28,699              $52,819
                                                                                   =======            =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
         Current Liabilities:
              Accounts payable   . . . . . . . . . . . . . . . . . . .             $ 5,414              $ 4,864
              Accrued expenses   . . . . . . . . . . . . . . . . . . .               6,910                8,437
              Income taxes payable   . . . . . . . . . . . . . . . . .                 721                  672
              Current portion of long-term debt  . . . . . . . . . . .                 237                    -
                                                                                 ---------           ----------
                                                                                    13,282               13,973

         Stockholders' equity:
              Common stock:
                Common Stock, $0.01 par value,
                   15,000,000 shares authorized and
                   5,748,679 and 6,414,380 issued and
                   outstanding, respectively   . . . . . . . . . . . .                  57                   64
                Class A Common Stock, convertible into
                   Common Stock, $0.01 par value,
                   1,000,000 shares authorized and
                   75,122 and none issued and outstanding,
                   respectively  . . . . . . . . . . . . . . . . . . .                   1                   -
              Additional paid-in capital   . . . . . . . . . . . . . .              84,108               98,860
              Accumulated deficit  . . . . . . . . . . . . . . . . . .             (68,749)             (60,078)
                                                                                 ----------          -----------
                                                                                    15,417               38,846
                                                                                 ---------           -----------
                                                                                   $28,699              $52,819
                                                                                  ========            =========




                        The accompanying notes are an integral part of these financial statements.



                                 TELTREND INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)



                                                                                            FOR THE NINE MONTHS ENDED
                                                                                         -------------------------------
                                                                                             APRIL 29,        APRIL 27,
                                                                                             1995             1996
                                                                                         -------------     -------------


 OPERATING ACTIVITIES:
 Net income (loss) for period  . . . . . . . . . . . . . . . . . . . . . . .                  ($452)             $8,671
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .                  1,010               1,268
    Loss on sale of equipment  . . . . . . . . . . . . . . . . . . . . . . .                      -                   2
    Issuance of additional Series A and B debentures in
       lieu of interest payments . . . . . . . . . . . . . . . . . . . . . .                  3,099                   -
    Changes in certain assets and liabilities:
       Accounts receivable and prepaid expenses  . . . . . . . . . . . . . .                   (429)               (718)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    529              (4,540)
       Deferred income tax . . . . . . . . . . . . . . . . . . . . . . . . .                     -                  (24)
       Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .                     31                 (49)
       Accounts payable and accrued expenses . . . . . . . . . . . . . . . .                  1,089                 977
                                                                                          ---------           ---------

 Net cash provided by operating activities . . . . . . . . . . . . . . . . .                  4,877               5,587

 FINANCING ACTIVITIES:
 Exercise of common stock options  . . . . . . . . . . . . . . . . . . . . .                     38                   3
 Second public offering  . . . . . . . . . . . . . . . . . . . . . . . . . .                      -              14,754
 Payment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                 (3,488)               (237)
                                                                                          ---------           ---------
 Net cash provided by (used for) financing activities  . . . . . . . . . . .                 (3,450)             14,520

 INVESTING ACTIVITIES:
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (1,070)             (2,650)
 Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . . . .                     41                  12
 Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .                    (42)                (75)
                                                                                          ---------           ---------
 Net cash used for investing activities  . . . . . . . . . . . . . . . . . .                 (1,071)             (2,713)
                                                                                           --------            --------
 Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    356              17,394
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . .                    144               4,416
                                                                                           --------            --------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . .                   $500             $21,810
                                                                                           ========             =======


                        The accompanying notes are an integral part of these financial statements.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.       BASIS OF PRESENTATION

GENERAL

   The unaudited financial statements included herein have been prepared by Teltrend Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with the Company's financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended July 29, 1995. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended April 27, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 27, 1996. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this report refer to fiscal years ending in the calendar year indicated (e.g., Fiscal 1995 refers to the fiscal year ended July 29, 1995 and Fiscal 1996 refers to the fiscal year ending July 27, 1996).

THE RECAPITALIZATION

   During the fourth quarter of Fiscal 1995, the Company completed a recapitalization (the "Recapitalization"). The principal components of the Recapitalization included: (i) the reclassification of all of the Company's existing capital stock whereby each issued and outstanding share of Class A common stock, $.01 par value per share, of the Company was converted into
6.086133 shares of a new class of common stock, $.01 par value per share (the "Common Stock"), of the Company and each issued and outstanding share of Class B common stock, $.01 par value per share, and Class C common stock, $.01 par value per share, of the Company was cancelled (the "Common Stock Conversion");
(ii) the sale by the Company of 3,737,500 shares of Common Stock in an initial public offering (the "IPO") at a price per share of $16.00 (less underwriting discounts and commissions of $1.12 per share); (iii) the issuance by the Company of shares of a new Class A common stock, $.01 par value per share (the "Class A Stock"), to certain stockholders in exchange for an equal number of shares of Common Stock in an amount calculated so that such stockholders' aggregate Common Stock holdings as a result of the Common Stock Conversion did not exceed 4.9% of the total outstanding Common Stock upon consummation of the Recapitalization (the "Common Stock Exchange"); (iv) the merger of all of the Company's subsidiaries with and into the Company; and (v) the payment, using the net proceeds of the IPO, of all of the Company's outstanding indebtedness under its Series B Debentures and its credit agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company (the "Former Credit Agreement," which consisted of term loans, a revolving loan facility and Series A Debentures), as well as certain related obligations. Unless the context otherwise requires, all references to the "Company" herein refer to Teltrend Inc. and, for periods (or portions thereof) prior to the consummation of the Recapitalization, collectively to Teltrend Inc. and its subsidiaries.

   For further details regarding the Recapitalization, reference should be made to the Company's Registration Statement on Form S-1 (Registration No. 33-91104 and Commission File No. 0-26114), originally filed with the Securities and Exchange Commission on April 11, 1995, as amended.

NET INCOME PER SHARE

   For the quarter and nine months ended April 29, 1995, average common equity shares outstanding has been adjusted to give effect to the Common Stock Conversion and Common Stock Exchange. The unaudited pro forma net income per share data for the quarter and nine months ended April 29, 1995 is based on the historical net income (loss) for each respective period adjusted to reflect the Recapitalization as if it had occurred as of August 1, 1993.

2.       INVENTORIES

                                                                  July 29, 1995              April 27, 1996
                                                             -----------------------     ----------------------
                                                              (Dollars in thousands)     (Dollars in thousands)

        Raw materials . . . . . . . . . . . . . . . . . .            $ 4,481                     $7,531
        Work-in-process . . . . . . . . . . . . . . . . .              1,387                      1,668
        Finished goods  . . . . . . . . . . . . . . . . .              2,061                      3,270
                                                                      ------                    -------
                                                                     $ 7,929                    $12,469
                                                                     =======                    =======

3.       SECOND PUBLIC OFFERING

   In the second quarter of Fiscal 1996, the Company sold an additional 575,000 shares of its Common Stock pursuant to a registered public offering (the "Second Public Offering") of shares of Common Stock by the Company and certain stockholders of the Company at a price of $28.00 per share (less underwriting discounts and commissions of $1.50 per share).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2 -        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   The statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are generally followed (and therefore identified) by a cross reference to "Factors That May Affect Future Results," represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under "Factors That May Affect Future Results." Results actually achieved thus may differ materially from expected results included in these statements.

RESULTS OF OPERATIONS

   NET SALES. Net sales for the third quarter of Fiscal 1996 increased 38.6%, or approximately $5.8 million, to approximately $20.8 million, from approximately $15.0 million in the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, net sales totaled approximately $62.1 million compared to approximately $44.6 million for the first nine months of Fiscal 1995, representing an increase of approximately $17.5 million, or 39.3%. The increase in net sales for the third quarter was due to an increase in unit volume sales of DDS, T1, POTS/SPOTS and ISDN products of approximately $2.5 million, $2.1 million, $1.2 million and $1.1 million, respectively, which was partially offset by a $1.1 million decrease in unit volume sales of VF products. The increase in net sales for the nine month period was due to an increase in unit volume sales of T1, DDS, ISDN and POTS/SPOTS products of approximately $8.6 million, $5.6 million, $3.1 million and $0.8 million, respectively. Unit volume sales of the Company's T1 products increased during each comparative period primarily as a result of qualifying certain new products for sale during Fiscal 1995 and the first quarter of Fiscal 1996. In addition, the Company experienced higher sales of existing T1 products to certain customers who had previously purchased lesser amounts of such products. The increase in unit volume DDS sales for each comparative period resulted primarily from an increase in the number of RBOCs that had qualified DDS products from two in the first quarter of Fiscal 1995 to seven by the third quarter of Fiscal 1996. Sales of the Company's initial ISDN product commenced in the third quarter of Fiscal 1995. By the third quarter of Fiscal 1996 five RBOCs and GTE had qualified this product for use. POTS/SPOTS unit volume sales increased in the third quarter of Fiscal 1996 compared to the third quarter of Fiscal 1995 due to the initial sales of a new product of two RBOCs. Unit volume sales of VF products declined during each comparative period as a result of the gradual decline in overall demand for analog VF products as telecommunication applications increasingly require the improved speed and reliability offered by digital transmission. See "Factors That May Affect Future Results -- Dependence on Two Product Lines."

   GROSS PROFIT. Gross profit in the third quarter of Fiscal 1996 increased 59.8%, or approximately $3.6 million, to approximately $9.7 million from approximately $6.1 million for the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, gross profit totaled approximately $28.3 million compared to approximately $18.0 million for the first nine months of Fiscal 1995, representing an increase of approximately $10.3 million, or 56.9%. Gross profit margin for the third quarter and the first nine months of Fiscal 1996 increased to 46.9% and 45.5%, respectively, from 40.6% and 40.4%, respectively, for the corresponding Fiscal 1995 periods. While the increase in gross profit for each comparative period was primarily attributable to the increase in net sales, the increase in gross profit margin was due primarily to the ability to spread fixed manufacturing overhead costs over a larger revenue base. Other factors contributing to the increase in gross profit and gross profit margin were the introduction of several new products with higher gross profit margins, and reduced labor and material costs for many of the Company's established products. Further increases in gross profit margin may be difficult to attain because of recent contract negotiations with certain RBOCs which have resulted in lower prices for selected products. See "Factors That May Affect Future Results -- Reliance on Certain Customers."

   SALES AND MARKETING. Sales and marketing expenses in the third quarter of Fiscal 1996 increased 11.4%, or approximately $0.2 million, to approximately $1.8 million from approximately $1.6 million in the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, sales and marketing expenses totaled approximately $5.5 million compared to approximately $4.5 million for the first nine months of Fiscal 1995, representing an increase of approximately $1.0 million, or 21.4%. As a percentage of net sales, sales and marketing expenses decreased to 8.5% for the third quarter of Fiscal 1996 from 10.6% for the third quarter of Fiscal 1995, and for the first nine months of Fiscal 1996 decreased to 8.8% from 10.1% for the first nine months of Fiscal 1995. The increase in the dollar amount of sales and marketing expenses for each comparative period was due primarily to increased sales commissions resulting from higher sales, greater expenditures on new product and other marketing promotions, and an increase in expenses resulting from the hiring of several additional sales and marketing personnel.

     RESEARCH AND DEVELOPMENT. Research and development expenses in the third quarter of Fiscal 1996 increased 33.2%, or approximately $0.5 million, to approximately $2.0 million from approximately $1.5 million in the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, research and development expenses totaled approximately $5.7 million compared to approximately $4.1 million for the first nine months of Fiscal 1995, representing an increase of approximately $1.5 million, or 37.3%. As a percentage of total net sales, research and development expenses decreased to 9.6% in the third quarter of Fiscal 1996 from 10.0% in the third quarter of Fiscal 1995, and for the first nine months of Fiscal 1996 decreased to 9.1% from 9.2% for the first nine months of Fiscal 1995. The increase in dollar amount of this expense for each comparative period was due primarily to increases in personnel associated expenses, such as recruiting and salaries for newly hired personnel, and to related expenditures for computers and laboratory equipment. The Company's intention is to increase expenditures for research and development at a rate greater than its rate of sales growth until its research and development expenses total 11% to 12% of net annual sales. The attainment of this goal has been made difficult by the fact that sales have been increasing at a rate faster than the rate at which the Company has been able to add qualified research and development personnel.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in the third quarter of Fiscal 1996 increased 34.1%, or approximately $0.2 million, to approximately $0.9 million from approximately $0.7 million in the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, general and administrative expenses totaled approximately $2.9 million compared to approximately $2.0 million for the first nine months of Fiscal 1995, representing an increase of approximately $0.9 million, or 44.4%. As a percentage of total net sales, general and administrative expenses decreased to 4.3% in the third quarter of Fiscal 1996 from 4.5% in the third quarter of Fiscal 1995, and for the first nine months of Fiscal 1996 increased to 4.7% from 4.5% for the first nine months of Fiscal 1995. The dollar increase in this expense for each comparative period was largely attributable to accruals for employee bonuses that are based, to a significant degree, on Company performance; higher accruals for license fees; and to additional professional fees incurred as a result of being a publicly-owned company during the third quarter and first nine months of Fiscal 1996 but not during the comparative periods of Fiscal 1995.

     INTEREST. The Company incurred no interest expense in the third quarter of Fiscal 1996, compared to approximately $1.6 million in the third quarter of Fiscal 1995. The Company incurred minimal interest expense for the first nine months of Fiscal 1996, compared to approximately $7.7 million for the first nine months of Fiscal 1995. The decrease in interest expense for both comparative periods was due to the repayment of substantially all of the Company's long-term indebtedness upon consummation of the IPO and the other components of the Recapitalization in June 1995. During the first quarter of Fiscal 1996, the remaining long-term indebtedness, a note payable to a former shareholder, was also repaid in full.

     INCOME TAXES. A provision for income taxes of approximately $2.2 million was recorded for the third quarter of Fiscal 1996 compared to $30,000 in the comparable prior year period. A provision for income taxes of approximately $6.1 million was recorded for the first nine months of Fiscal 1996 compared to a provision of $70,000 for the first nine months of Fiscal 1995. These increases are a function of the increases in the levels of the Company's net income before income taxes in the third quarter and the first nine months of Fiscal 1996 compared to the comparable Fiscal 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to consummation of the IPO and the other components of the Recapitalization in June 1995, the Company financed its operations and growth primarily with cash flow from operations, borrowings under the Former Credit Agreement and the issuance of Series A and Series B Debentures. Since the consummation of the IPO and the other components of the Recapitalization, the Company has financed its operations solely with cash flow generated from operations. At April 27, 1996, the Company had no long-term indebtedness and had working capital of approximately $32.2 million, which included cash and cash equivalents of approximately $21.8 million. The increase in working capital from approximately $10.2 million at the end of Fiscal 1995 was due primarily to the

Second Public Offering that occurred at the beginning of the second quarter of Fiscal 1996, and to cash flow from operations.

         Cash used for capital expenditures was approximately $2.7 million in the first nine months of Fiscal 1996 compared to approximately $1.1 million for the first nine months of Fiscal 1995. Most of the expenditures were for the purchase of manufacturing test equipment and engineering equipment.

         As of April 27, 1996, the Company had net trade accounts receivable of approximately $8.8 million, compared to approximately $8.1 million as of the end of Fiscal 1995. This increase was due primarily to increased net sales, partially offset by a decrease in the average number of days receivables outstanding. For the first nine months of Fiscal 1996, inventories increased by approximately $4.5 million, from approximately $7.9 million at the end of Fiscal 1995 to approximately $12.5 million as of April 27, 1996. The increase in inventory was primarily a result of the Company's effort to acquire sufficient raw material to respond to anticipated customer demand for both existing and new products. See "Factors That May Affect Future Results -- Increased Inventory Levels and Need to Make Advance Purchase Commitments."

         In connection with the IPO, the Company entered into a new credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. There are no amounts presently outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of April 27, 1996, the Company estimates that approximately $12.9 million is available to it under the Bank Facility as of the date hereof. Borrowings under the Bank Facility will mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

         In the second quarter of Fiscal 1996 the Company sold an additional 575,000 shares of its Common Stock pursuant to the Second Public Offering. The Company expects to use the net proceeds it received from the Second Public Offering, which totaled approximately $14.7 million (after deducting underwriting discounts, commissions and expenses), for general corporate purposes, but has not yet identified specific uses for such net proceeds. The Company may use some or all of the net proceeds to acquire related product lines or businesses, although there are no existing agreements, understandings or commitments pending with respect to any such acquisitions.

         The Company expects that existing cash and cash equivalents, cash from operations, plus available borrowings under the Bank Facility will be adequate to fund the Company's working capital needs for the foreseeable future.


FACTORS THAT MAY AFFECT FUTURE RESULTS

   DEPENDENCE ON TWO PRODUCT LINES. The Company's T1 and VF products have, on a combined basis, accounted for over 84% of the Company's total net sales in each of the Company's last five fiscal years and 77% of the Company's total net sales for the first nine months of Fiscal 1996. The Company expects to derive the majority of its net sales for the foreseeable future from the sale of its T1 and, to a lesser extent, VF products. Consequently, the Company's inability to maintain or increase net sales of its T1 and VF products in the future, or to offset any shortfall in sales of such products with sales within its other existing or future product lines, could have a material adverse effect on the Company. In addition, the Company believes that the domestic market for its VF products is decreasing and will continue to decrease as the higher speed digital data transmission services demanded by customers within the local loop become less costly and more widely deployed. Furthermore, the Company is facing increasing competition with respect to its T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering T1 services in the local loop. Because HDSL is easier to provision than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its T1 products as the cost of HDSL systems decline. Although the Company is currently developing its own HDSL product line, the HDSL market is highly competitive and is dominated by two competitors, PairGain Technologies, Inc. and ADTRAN, Inc. Accordingly, there can be no assurance that the Company's new HDSL product line will achieve market acceptance or generate any significant sales in the future.

   POTENTIAL COMPETITION FROM RBOCS AND FORMER AT&T BUSINESS UNIT. The Telecommunications Act of 1996, enacted on February 8, 1996, has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T Corp. ("AT&T," formerly known as American Telephone and Telegraph Company) of its local operating telephone company subsidiaries. The passage of the Telecommunications Act of 1996 may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced.

        In addition, AT&T has recently pursued a restructuring to divide its existing business units into three distinct entities. One of these new entities is comprised of AT&T's former telecommunications equipment manufacturing unit, and currently manufactures certain products manufactured and sold by the Company. There can be no assurance that this will not have a material adverse effect on the Company.

   RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent product introductions and enhancements. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company. Further, all of the Company's existing products are designed primarily to facilitate and enhance the delivery of communications over the existing copper wireline in the local loop and the Company expects that telephone companies will increasingly replace this copper wireline with fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery), which will adversely affect demand for certain of its existing products.

   RELIANCE ON CERTAIN CUSTOMERS. The Company depends, and is likely to continue to depend, on sales to the seven RBOCs for substantially all of its net sales. Furthermore, approximately 82.8% of the Company's net sales for each of Fiscal 1995 and the first nine months of Fiscal 1996 were derived from five of the RBOCs alone. During Fiscal 1995 and the first nine months of Fiscal 1996, one of these customers purchased T1 products which accounted for approximately 20.2% and 16.9% of the Company's total net sales, respectively. The Company is party to multi-year supply contracts with all of its major customers which govern the terms and conditions applicable to purchases of the Company's products, including prices, but do not establish minimum purchase commitments. Because such contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time, any significant increase in the Company's costs during such periods which the Company is unable to offset with a corresponding increase in prices due to such prohibitions could have a material adverse effect on the Company.
Further, there can be no assurance that sales of the Company's products to the RBOCs or other customers will continue or that the Company's customer base will become less concentrated. The loss of one or more of the RBOCs as a customer, the reduction of orders for the Company's products, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company. In addition, the RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.

   HIGHLY COMPETITIVE INDUSTRY. The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and a former AT&T business unit. See "-- Potential Competition from RBOCs and Former AT&T Business Unit." Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company.

   DEPENDENCE ON CERTAIN SUPPLIERS. Certain key components which are required to manufacture the Company's products are available from only one source. Such components include the Company's application specific integrated circuits, which are built to Company specifications, and its proprietary design integrated circuits, which are the design and property of the manufacturer from which they are purchased. The Company generally obtains its components on a purchase order basis. Accordingly, there can be no assurance that the Company will be able to continue to obtain sufficient quantities of key components as required or that such components, if obtained, will be available to the Company on commercially favorable terms. Further, certain components require an order lead time of up to 11 months. Failure by the Company to order sufficient quantities of components in advance could prevent the Company from meeting customer demand for its products.

        Although the Company has, in the past, experienced delays in receipt of key components resulting from actual customer demand exceeding forecasted demand, industry capacity constraints and vendor production problems, the Company has been able to adjust its order lead times for such components and/or promised delivery dates for its products to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to continue to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of components as required, or to develop alternative sources of such components on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See " -- Increased Inventory Levels and Need to Make Advance Purchase Commitments."

   INCREASED INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS.
To respond to anticipated customer demand, the Company maintains high inventory levels. In addition, at the request of three of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at the various locations of such customers which result in higher levels of inventory than are necessary in the absence of such arrangements. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. The inability of the Company to incorporate such components in its products could also have a material adverse effect on the Company.

   FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors affecting the Company and its competitors including, but not limited to, the timing of significant orders and shipments, competition, new product introductions by the Company or its competitors, production or quality problems, availability and cost of components and changes in general economic conditions.

   PROPRIETARY RIGHTS AND RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT. The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. There can be no assurance that third parties will not assert intellectual property infringement claims against the Company or that any such assertions will not result in costly litigation. Further, there can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales.

        The Company is presently a party to various agreements pursuant to which it licenses certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The terms of virtually all of these license agreements expired at varying times during Fiscal 1995, subject to a right of continuation at an increased royalty rate with respect to specified Company products. The Company is currently evaluating its continuing obligations under these agreements and the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. There can be no assurance that the results of the Company's evaluation of these agreements and/or subsequent negotiations with the licensors of this technology will not result in the Company's payment of royalties at increased rates with respect to all or a substantial number of the Company's products. Any substantial increase in royalty rates could have a material adverse effect on the Company.

        One of the Company's subsidiaries that existed prior to the Recapitalization also licensed under a license agreement certain technology from AT&T. The term of this license agreement continued through July 1995, subject to a right of continuation of the license under certain circumstances at substantially higher royalty rates. In connection with the mergers of the Company's subsidiaries into the Company pursuant to the Recapitalization, the Company sought AT&T's consent to assignment of this license agreement to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. There can be no assurance that the Company will be able to obtain a replacement license at royalty rates which do not exceed those in effect during Fiscal 1995 and any substantial increase in royalty rates could have a material adverse effect on the Company. The Company is also evaluating its continuing obligations with respect to its former subsidiary's license agreement with AT&T, including the extent to which the Company's current products employ technology covered by the unexpired patents licensed thereunder. Any resolution of this issue which applies the maximum royalty increase provided for in the AT&T license to a substantial number of the Company's products would have a material adverse effect on the Company's results of operations.

         Further, in the context of the Company's discussions with AT&T, AT&T indicated that the Company's initial ISDN product may make use of certain of AT&T's patented technology and has expressed a willingness to enter into licensing negotiations with respect to such technology. AT&T's willingness to enter into such a licensing arrangement was expressed prior to division of its existing business units into three separate entities and it is not clear at this time whether or to what extent such division will effect to Company's ability to obtain a new licensing arrangement. See "-- Potential Competition from RBOCs and Former AT&T Business Unit." Accordingly, there can be no assurance as to the resolution of this matter.

                          PART II.  OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

   The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a)   Exhibits:

Exhibit
Number   Description
- ------   -----------

2.1      Plan of Recapitalization of  the Registrant, which  became effective on  June 14, 1995  in connection with  the
         Registrant's initial public offering. (1)

3.1      Restated Certificate of Incorporation of the Registrant, as amended. (1)

3.2      Amended and Restated Bylaws of the Registrant. (2)

4.1      Specimen Common Stock Certificate. (2)

4.2      Articles  Fourth,  Seventh, Eighth,  Tenth and  Twelfth of  the  Restated Certificate  of Incorporation  of the
         Registrant, as amended (filed as Exhibit 3.1). (2)

4.3      Articles I, II (Sections 1 and 3), IV (Sections 1 through 6), V (Section 3) and VI of the Amended and  Restated
         Bylaws of the Registrant (filed as Exhibit 3.2). (2)

10.1     Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995. (1)

10.2     Indemnification Agreement, dated June 8, 1995, between the  Registrant and Howard L Kirby, Jr., together with a schedule of each of the other directors  and executive officers of the Registrant with whom the  Registrant has entered into such an Indemnification Agreement. (1)

10.3     Teltrend Inc. 1995 Stock Option Plan. (2)

10.4     Form of  Nonqualified Stock Option Agreement  under the Teltrend Inc.  1995 Stock Option Plan,  together with a schedule of Nonqualified Stock Option Agreements to be entered into by directors and executive officers of  the
         Registrant. (1)

10.5     TI Investors Inc. Stock Option Plan. (2)

10.6     Forms of  Nonqualified Stock Option Agreement under  the TI Investors Inc.  Stock  Option Plan, dated August 1,
         1994, between Donald  G. Bozeman  and the  Registrant, together with  Amended and  Restated Nonqualified  Stock
         Option  Agreement under the TI Investors Inc. Stock Option  Plan, dated May 13, 1994, between Donald G. Bozeman and the Registrant. (1)

10.7     Second Amended and Restated  Stock Option Agreements, dated May  13, 1994, under the  TI Investors Inc.   Stock
         Option Plan, between Gilbert H. Hosie and the Registrant. (1)

10.8     Teltrend Inc. 1996 Non-Employee Director Stock Option Plan (5)

10.9     Registration Rights and Lock-Up Agreement between the Registrant, The  Prudential Insurance Company of America,
         Pruco Life Insurance  Company, AEA  Investors Inc. and  those stockholders  of the Registrant  whose names  are subscribed thereto. (1)

10.10    Debt Payment and Conversion Agreement, dated as of April  10, 1995, between the Registrant, Teltrend Subsidiary
         Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and AEA Investors Inc. (2)
10.11    Stock Exchange Agreement, dated as of May 26, 1995, between the Registrant the Prudential Insurance Company  of
         America and Pruco Life Insurance Company. (2)







Exhibit
Number   Description
- ------   -----------
10.12    Management Agreement, dated as  of September 2, 1988, between  AEA Investors Inc. and Teltrend  Subsidiary Inc.
         (2)

10.13    Lease, dated April  22, 1983,  between CMD Corporation  and the  Registrant, together with  First Amendment  to
         Lease, dated  August 9,  1985, between  Morgan Guaranty  Trust  Company of  New York  and the  Registrant,  and
         Memorandum of Lease,  First Amendment to Lease and  Ratification of First Amendment to Lease,  dated August 29,
         1988. (2)

10.14    Second Amendment to Lease,  dated September 1995,  between Morgan Guaranty  Trust Company of  New York and  the
         Registrant. (4)

10.15    Form of  Custody Agreement and Power  of Attorney, dated  as of October 2,  1995, by and among  the Registrant,
         LaSalle National  Trust, N.A., as  depositary, Henry F. Skelsey  and Prescott C.  Romeyn, as attorneys-in-fact, and the Selling Stockholders. (3)

10.16    Indemnification Agreement, dated April 10, 1996, between the Registrant and Bernard F. Sergesketter.*

10.17    Indemnification Agreement, dated April 10, 1996, between the Registrant and William R. Delk.*

11       None

15       None

18       None

19       None

22-24    None

27       Financial Data Schedule.*

99       None

______________________________________
* Filed herewith

(1)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
         April 29, 1995 (Commission File No. 0-26114).

(2)      Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (Registration
         No. 33-91104), originally filed with the Securities and Exchange Commission on April 11, 1995.

(3)      Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (Registration
         No. 33-97796), originally filed with the Securities and Exchange Commission on October 4, 1995.

(4)      Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 29,
         1995 (Commission File No. 0-26114).

(5)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
         January 27, 1996 (Commission File No. 0-26114).

   Teltrend Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the
Secretary at the address given on the cover page of this Form 10-Q.  The charge for furnishing copies of the exhibits is
$.25 per page, plus postage.


   (b)   Reports on Form 8-K:  The Company did not file any Current Report on Form 8-K during the quarter ended April
         27, 1996.





                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             TELTREND INC.



Date: June 10, 1996                                          By:    /s/ Douglas P. Hoffmeyer
                                                                    ------------------------------------------------
                                                                    Douglas P. Hoffmeyer
                                                                    Vice President, Finance
                                                                    (Principal Financial Officer)





                                TELTREND INC.



                                EXHIBIT INDEX
                                -------------


Exhibit
Number   Description
- ------   -----------

10.16    Indemnification Agreement, dated April 10, 1996, between the Registrant and Bernard F. Sergesketter.

10.17    Indemnification Agreement, dated April 10, 1996, between the Registrant and William R. Delk.

27       Financial Data Schedule.





                                      -17-