Form 10-K
period 1996-07-27
TELTREND INC
filed 1996-10-25
CIK 943822

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JULY 27, 1996

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

                               620 STETSON AVENUE
                          ST. CHARLES, ILLINOIS 60174
               (Address of Principal Executive Offices, Zip Code)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 377-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                                     No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               Yes  ____                                   No  X

         As of October 23, 1996, 6,425,239 shares of the Company's Common Stock, $.01 par value ("Common Stock") were outstanding. On that date, the aggregate market value of voting stock (based upon the last sale price of the registrant's Common Stock on October 23, 1996) held by non-affiliates of the registrant was $228,849,049 (6,227,185 shares at $36.75 per share).

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

A.       GENERAL DEVELOPMENT OF BUSINESS

         (I) BACKGROUND

         Teltrend Inc. ("Teltrend" or the "Company") designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by the telephone companies ("Telcos") to provide voice and data services over the telephone network. Substantially all of the Company's products are sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop").

         The Company was incorporated in Delaware in 1987 and, prior to the consummation of the Recapitalization (defined below) in June 1995, conducted its business through its second tier subsidiary, Teltrend Subsidiary Inc. (the "Operating Subsidiary"), in which the Company owned, through its wholly owned subsidiary, TI Holdings Inc. (the "Holding Subsidiary"), approximately 99% of the outstanding stock. The Company acquired the Operating Subsidiary from unrelated third parties in a 1988 leveraged transaction in which the Operating Subsidiary incurred significant indebtedness (the "Acquisition").

         The Company's principal executive offices are located at 620 Stetson Avenue, St. Charles, Illinois, 60174 and its telephone number at that location is (630) 377-1700. Teltrend is a registered trademark of the Company. This Annual Report on Form 10-K ("Report") also contains trade names and trademarks of companies other than the Company. Unless the context otherwise requires, all references to the "Company" or "Teltrend" in this Report refer to Teltrend Inc. and, for periods prior to the consummation of the Recapitalization, collectively to Teltrend Inc. and its subsidiaries. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this Report refer to fiscal years ending in the calendar year indicated (e.g., Fiscal 1996 refers to the year ended July 27, 1996).

         (II) THE RECAPITALIZATION

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

         (III) THE SECOND PUBLIC OFFERING

         During the second quarter of Fiscal 1996, the Company sold an additional 575,000 shares of its Common Stock pursuant to a registered public offering (the "Second Public Offering") of shares of Common Stock by the Company and certain stockholders of the Company. The net proceeds of the Second Public Offering received by the Company totalled approximately $14.7 million (after deducting underwriting discounts, commissions and expenses).
The Company has not yet identified specific uses for such net proceeds, but may use some or all of the net proceeds to acquire related product lines or businesses, although as of the date hereof there are no existing agreements, understandings, commitments or negotiations pending with respect to any such acquisitions.

         In connection with the Second Public Offering all of the outstanding shares of Class A Stock were sold, and upon such sale automatically converted into an equal number of shares of Common Stock. Accordingly, no shares of the Company's Class A Stock were outstanding as of July 27, 1996.

B.       NARRATIVE DESCRIPTION OF BUSINESS

         (I) GENERAL

         The Company designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, that are used by Telcos to provide voice and data services over the existing telephone network, primarily in the Local Loop. In recent years, the demand for high speed digital transmission over the telephone network has increased rapidly as a result of the demand for high capacity voice lines and the growing communications requirements of local area network ("LAN") interconnections, wide area networks ("WANs"), on-line data networks (which typically connect point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), the Internet, other on-line data services and, to a lesser extent, video conferencing. The Company's current products enhance the transmission of voice and data over the copper network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.

         The Company's principal customers are the seven RBOCs, but the Company also sells its products to certain independent Telcos and other companies. The Company's principal product lines include: (i) Tl products which allow Telcos to deploy 1.544 Mbit/sec digital services; (ii) Voice Frequency ("VF") products which are primarily used to provide analog data transmission services via dedicated lines; (iii) Dataphone Digital Services ("DDS") products which are used to provide switched and dedicated line digital transmissions at rates from
2.4 to 64 Kbit/sec; (iv) Integrated Services Digital Network ("ISDN") products which provided switched digital transmission of voice or data at rates of up to 128 Kbit/sec over copper wireline; and (v) plain old telephone service ("POTS") and special plain old telephone service ("SPOTS") products which are used to provide traditional analog voice and modem services.

         (II)    INDUSTRY BACKGROUND

         OVERVIEW. Transmission through the telephone network has traditionally been accomplished by analog transmission. Analog transmission, however, has been unable to provide the requisite data rates and reliability to support the growing communications requirements of LAN interconnections, WANs, on-line data networks and services and, to a lesser extent, video conferencing. Digital transmission emerged in the 1970s as a reliable high bandwidth alternative to analog transmission. As a result, demand for digital communications service by end-users is growing, and will likely continue to grow.

         INCREASING DEPLOYMENT OF DIGITAL SERVICE IN THE LOCAL LOOP. While Telcos generally utilize fiber optic or other systems to permit high speed digital transmission between their switching facilities ("Central Offices") and from their Central Offices to digital loop carrier ("DLC") systems within the Local Loop, transmission over copper wireline remains the principal method by which telecommunication services are provided in the "last mile", the final link between the Central Office or DLC and end-user. Increasing demand for digital transmission by end-users has given the Telcos considerable incentive to upgrade service in the Local Loop. Although replacement of the "last mile" copper wireline in the Local Loop with fiber optic, coaxial cable, hybrid fiber-coax, wireless and other higher bandwidth and quality transmission media has occurred to a certain extent, widespread replacement of the copper wireline has not occurred because of the labor and capital intensive nature of the replacement process. Consequently, technologies have emerged which enhance the transmission capabilities of the copper wireline and allow the Telcos to respond to customer demand for digital service in the Local Loop at affordable rates and at a level of quality approaching that of fiber.

         TECHNOLOGICAL DEVELOPMENTS AND TRENDS. DDS, when introduced in the early 1970s, was one of the first digital transmission services offered by Telcos in the Local Loop. DDS provides dedicated service at rates up to 64 Kbit/sec and has typically been deployed for point-of-sale applications and other on-line data networks. The next digital service to be widely deployed in the Local Loop was T1, which is a 1.544 Mbit/sec dedicated service that can be provided over two twisted pair of copper telephone wires. Applications for T1 service include connections between the Central Office and customer Private Branch Exchanges ("PBXs") and T1 multiplexers and, more recently, cellular base-stations. Traditional T1 service is provided by "conditioning" the existing copper wireline to meet the standards for T1 service. This conditioning requires the removal of all bridge taps, the separation of the wire pairs and the installation of mid-span repeaters to regenerate the signal every 3,000 to 6,000 feet (which is necessary because the T1 signal degrades as it passes along the copper wireline). Consequently, installation and maintenance of repeatered T1 lines is labor intensive and can be costly, depending on the length of the loop and the amount of conditioning required along the copper wireline. High bit-rate Digital Subscriber Line ("HDSL") technology is an accepted alternate method of providing T1 service across the copper network which does not require conditioning the lines or the installation of line repeaters for distances of up to 12,000 feet.

         Switched digital services are increasingly being deployed in the Local Loop in response to customer demand for flexible, high bandwidth transmission services. Whereas dedicated lines are fixed connections between two points, switched services permit the flexibility of connecting with any similarly equipped location. A new DDS service provides switched 56 Kbit/sec digital transmission service. In addition, basic rate ISDN technology has been developed which allows a Telco to deliver switched digital transmission over the copper network at rates up to 128 Kbit/sec (plus an additional 16 Kbit/sec for special services). These technologies can support telecommuting, video conferencing and remote-LAN access. Although basic rate ISDN technology has been available for over ten years, it had not been widely deployed by Telcos until recently. Its recent increase in popularity is largely attributable to the emergence of widespread Internet usage.

         Other emerging technologies to provide high bandwidth digital services include primary rate ISDN, a switched digital line which operates at T1 speeds, and Asynchronous Digital Subscriber Line ("ADSL"), which provides sufficient capacity for delivery of video-on-demand over the copper wireline.

         OTHER INDUSTRY TRENDS. Faced with increasing competition for customers, Telcos are demanding enhanced functionality in the equipment they deploy to deliver telecommunications services. In response, equipment manufacturers have developed, and will likely continue to develop, products which can be tested, adjusted and reconfigured from a remote location (i.e., "intelligent" products) to assist Telcos in achieving labor cost savings and efficiency gains.

         The technologies which have emerged to replace the existing copper infrastructure (such as fiber optic, coaxial cable, hybrid fiber-coax and wireless systems) remain relatively costly to install. While the transition from copper wireline to telecommunications networks based on newer technology is generally expected to be gradual, it is anticipated that the markets for and the pace of deployment of these technologies will grow as their costs decrease. Accordingly, demand for products applicable to the copper wireline will decrease and new products and services will need to be developed to address the demands of these growing markets. See Subparagraph c. (ii) of this Item 1 -- "Factors That May Affect Future Results -- Rapid Technological Changes and Dependence on New Products" and Subparagraph c. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on Two Product Lines."

         (III)   PRODUCTS

         (A)     GENERAL

         Digital and analog signals from each subscriber are gathered at a Telco's Central Office. While most of these lines are connected directly to the Central Office switch, special service lines are attached to an assembly which provides the speed and functionality of the particular circuit. These circuit assemblies, known as channel units, connect the subscriber line to a channel bank or similar equipment which converts voice and data transmission signals as required (e.g., from analog to digital), combines or separates them as necessary (e.g., into or from a single digital stream for T1 service) and directs the signals through the telephone network. Channel banks are typically located in the Central Offices. A DLC within the Local Loop performs the same function as a channel bank and typically interfaces fiber optic or some other medium which has been deployed between the Central Office and the copper wireline that runs to the end-user's premises. Along the copper wireline in the Local Loop, electronic equipment such as repeaters may be required to restore and amplify the signal. In the case of dedicated lines, a Telco typically installs a termination unit at the end-user's premises which allows testing and adjustment of the subscriber line.

         The Company manufactures a broad range of products necessary to provision the Local Loop which are designed for installation either at the end-user's premises, along the Local Loop or at the Central Offices. The Company's products include channel units, repeaters and termination units used by the Telcos for the provisioning, testing and termination of analog and digital transmission services in the Local Loop at speeds of up to 4.400 Mbit/sec.

         Most of the Company's products consist of a single printed circuit board upon which a microprocessor and other electronic components are mounted. These units generally plug into a housing at either the customer's location, the Central Office or an intermediate point along the telephone network. While the Company offers many of the housings into which these units plug, some of the units are designed specifically to plug into housings or systems manufactured by others, and virtually all of the units are plug compatible with various industry-standard systems (such as Lucent Technologies Inc. ("Lucent") SLC-5 DLC system). To meet customer requirements, the Company regularly produces customized versions of its standard products to incorporate customer-specific "firmware" (embedded memory) or unique hardware (such as a customized electronic assembly) or to mount unique parts on an otherwise standard printed circuit board. Many of the Company's products enhance traditional voice and data transmission products, incorporating onboard microprocessors which allow them to perform many functions automatically and to be provisioned and tested from a remote location thereby reducing labor costs and achieving efficiency gains.

         (B)     THE COMPANY'S PRODUCT LINES

         T1/WIRELESS PRODUCTS. The Company is a supplier of intelligent repeatered T1 products for the Local Loop. These products allow Telcos to quickly deploy high speed (1.544 Mbit/sec) digital service over the existing infrastructure of copper wireline in the Local Loop at affordable rates and a level of quality which approaches that of fiber. T1 service is frequently deployed for PBX and dedicated lines. The Company was the first to successfully introduce cost-effective intelligent T1 repeaters, which spurred the sales growth of the Company's T1 products.

         Within its T1 product line the Company currently offers intelligent network interface units ("NIUs"), intelligent office repeaters, intelligent line repeaters, T1 maintenance shelves and T1 mountings. The Company's

NIUs are installed by Telcos to terminate a T1 line at the customer's premises and to allow testing of the circuit. The Company's T1 repeater products are installed by Telcos to regenerate a T1 signal that has degraded due to transmission over a long distance of copper wireline. These repeaters contain addressable loopback circuits that allow rapid fault isolation from a remote location. This remote testing capability allows Telcos to offer improved service at lower cost in the increasingly competitive telecommunications environment.

         HDSL technology is an accepted alternate method of providing T1 service over the copper wireline in the Local Loop. HDSL is easier to provision than traditional T1 service because it eliminates the need to condition the wireline and to install line repeaters for distances of up to 12,000 feet. Telcos continue to deploy traditional repeated T1 service, since it is presently more cost-effective than HDSL on short lines and on established repeated T1 routes. However, the Company expects that demand for T1 products (which provide traditional repeated T1 service) will decline as the cost of HDSL systems declines. The Company is currently introducing a 4-wire HDSL product line. See Subparagraph c. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on Two Product Lines."

         In Fiscal 1996, the Company introduced a new T1 product line called the CellPak. The CellPak provides T1 transport in a completely self-contained, pre-tested, outdoor package for connecting a cellular or Personal
Communications Services antenna cell site back to its local telephone central office using metallic or fiber optic lines.

         Coordination problems that are often encountered between the wireless operator and the telephone company are greatly reduced by the CellPak, both in original installation and in maintenance situations. Teltrend CellPak systems are available with HDSL, conventional T1 or fiber optic feeds. In Fiscal 1996, the Company experienced small initial sales of the CellPak.

         Sales of the Company's T1 products accounted for approximately 48.0%, 55.6% and 53.9% of the Company's total net sales for Fiscal 1994, 1995 and 1996, respectively.

         VF/DLC PRODUCTS. The Company is a supplier of intelligent VF products. Within its VF product line the Company currently offers data station termination ("DST") units, VF channel units and mountings which Telcos use primarily to provide dedicated analog data lines. The Company's DST and VF channel units are installed by Telcos at the customer premises and in a channel bank or DLC system, respectively, to terminate both ends of an analog data line. In addition, these units contain onboard microprocessors which allow all testing and adjustment to be performed from a remote location.

         The Company's VF products are principally used by Telcos to provision the 4-wire analog data lines typically leased by Telco customers to connect geographically dispersed computer terminals (such as point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations) to a central computer. Although there are several other ways to link these terminals to a central computer (most notably DDS), analog data lines remain a primary method for accomplishing these links for several reasons. An analog data line is the only practical way to add a terminal to an existing analog data network (of which there is a large installed base). In addition, analog data line transmission is often the more economical, more easily installed or, in certain locations, the only service available.

         The Company believes that the domestic market for its VF products is decreasing, and will likely continue to decrease, as digital data transmission services within the Local Loop become less costly and more widely deployed. However, the Company will endeavor to partially offset the effects of this decline by expanding its marketing efforts for its VF products to international markets. See Paragraph a. of Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--General." See also Paragraph
b. of Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

         Sales of the Company's VF products accounted for approximately 43.7%, 32.0% and 21.0% of the Company's total net sales for Fiscal 1994, 1995 and 1996, respectively.

         Voice services, referred to generally as plain old telephone service or special plain old telephone service, still represent the dominant use of the telephone network in the United States. The Company manufactures POTS/SPOTS channel units which plug into a channel bank or DLC system and provide the interface necessary for Telcos to furnish these voice services. The Company's POTS/SPOTS channel units are microprocessor controlled and provide the exacting gain, reflection and low noise performance required to accommodate advanced POTS/SPOTS features, such as caller identification, which are increasingly being offered by Telcos. The flexibility of microprocessor design has allowed the Company to solve a variety of special performance problems encountered in the telephone network.

         Late in Fiscal 1995, Teltrend introduced a new product, called the CyberBlock. The CyberBlock improves voice and data transmission over ordinary telephone loops. In addition to solving various common voice and modem problems, the CyberBlock also furnishes a lower cost way for telephone companies to provision 2-wire special service lines. The CyberBlock employees a modern microprocessor design which allows it to automatically adjust gain and equalization of the loop in both directions. The CyberBlock has been used in small quantities at all RBOC's and is officially approved by two RBOC's.

         Teltrend experienced a resurgence in it's digital loop carrier business in Fiscal 1996. The Company introduced a new, advanced 2-wire foreign exchange unit ("2FXO") for the Lucent SLC-96 and D4 systems. The 2FXO uses microprocessor control to compensate for a myriad of network anomalies caused by variations in PBX's and central office switches. It thereby eliminates a host of operational and billing problems commonly experienced with foreign exchange lines.

         DDS/ISDN PRODUCTS. The Company's DDS products are used by Telcos to deliver digital service across two twisted pair of copper wires in the Local Loop at speeds from 2.4-64 Kbit/sec. The majority of DDS service is provided by means of a dedicated line, but switched 56 Kbit/sec DDS service is also available. As with the Company's analog VF data transmission products, DDS service is typically used by customers who need to connect geographically dispersed computer terminals to a central computer. In recent years, DDS has benefited from the trend towards digital service described above.

         The Company manufactures DDS channel units (known as "dataports"), which the Telcos plug into a channel bank or DLC system to connect a DDS line to the rest of the telephone network. The Company also manufactures intelligent DDS termination units, which are installed by Telcos at the end-user's premises to configure and maintain a DDS line.

         The Company is currently manufacturing, developing and marketing products based on basic rate ISDN technology. This technology allows Telcos to provide to their customers two 64 Kbit/sec digital channels, plus an additional 16 Kbit/sec for special purposes, over a single twisted pair of copper wires. Whereas most digital transmission services require a dedicated line, ISDN is a switched service. This offers the end-user the flexibility of conventional dial-up service with the speed and quality of digital transmission. In addition, multiple ISDN lines can be aggregated to provide the bandwidth required for applications such as video conferencing.

         The Company currently manufactures and markets an ISDN channel unit which plugs into Lucent's SLC-5 DLC system. The Company began shipping this product in February 1995 and has made sales to Ameritech, Bell Atlantic, Pacific Bell, SBC Communications (formerly known as Southwestern Bell), Southern New England Telephone and Bell South. In addition, this product is presently being studied by NYNEX.

         The Company, in August 1996, introduced an ISDN line repeater unit, which is required every 12,000 to 18,000 feet along a line furnishing ISDN service, and an ISDN channel unit for use with channel banks at Telco

Central Offices (which is necessary to interface the ISDN signal for interoffice transport where the local Central Office switch cannot support ISDN service). However, there can be no assurance that sales of such products will become significant. See Subparagraph c. (xi) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."

         BROADBAND PRODUCTS. The Company is currently introducing a 4-wire HDSL product line. HDSL technology allows Telcos to provide T1 service without the need to condition the copper wireline or install mid-span repeaters for distances of up to 12,000 feet. The Company does not expect this product line to generate significant sales during Fiscal 1997. The HDSL market in the United States is highly competitive and currently dominated by three companies, PairGain Technologies, Inc. ("PairGain"), ADC Telecommunications, Inc. ("ADC") and ADTRAN, Inc. ("ADTRAN"). See Subparagraph b. (ix) of this Item 1 -- "Narrative Description of Business -- Competition".

         On June 25, 1996, at SuperComm '96 in Dallas, the Company exhibited its entry into the ADSL ultra-high-speed Internet access market. This entry has been made through agreements with Aware, Inc. ("Aware") under which the Company acquired the Aware ADSL modem design and certain design support. The Aware modem design allows data to be transmitted to subscribers at a rate of 4,400,000 bits per second at distances up to 12,000 feet. Higher data rates are possible at reduced loop lengths. The current upstream data rate is 440,000 bits per second the modem uses industry standard discrete multitone technology ("DMT").

         (IV)    CUSTOMERS

         The Company sells substantially all of its products to the seven RBOCs and a small portion of its products to independent Telcos, such as GTE and Sprint, long-distance companies and international Telcos. Sales to the seven RBOCs accounted for approximately 96.5%, 96.3% and 95.2% of the Company's total net sales in Fiscal 1994, 1995 and 1996, respectively. In Fiscal 1996, sales to BellSouth, US WEST, SBC Communications, Ameritech and NYNEX accounted for 20.6%, 18.4%, 18.2%, 15.2%, and 10.7%, respectively, of the Company's total net sales and one of the customers purchased T1 products which accounted for approximately 15.6% of the Company's total net sales. No other customer accounted for more than 10% of the Company's total net sales during Fiscal 1996. See Subparagraph c. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers."

         Prior to selling a product to a customer, the Company generally must first submit that product for qualification by the customer. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for qualification. Although the qualification process varies somewhat among customers, the Company's experience is that the process can take anywhere from a few weeks to a year or more and generally consists of the following three phases:

o Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards, including those set by Bell Communications Research, Inc. ("Bellcore").

o Field Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.

o Product Selection and Deployment. Prior to product selection and deployment, the customer develops and implements a variety of methods and procedures relating to ordering, stocking, installation, maintenance, returns and all other activities associated with the use of the product.

         (V)     MARKETING, SALES AND DISTRIBUTION

         As of July 27, 1996, the Company's marketing, sales and distribution programs were conducted by 40 employees. The majority of the Company's sales in the United States are made by its field sales organization, which consists of 23 salespersons deployed throughout the United States. The marketing, sales and customer service employees based at the Company's headquarters support these field salespersons and often become involved in the sales process. The Company also sells its products through distributors. Although the Company has agreements with many of these distributors, these agreements do not establish minimum purchase commitments and are generally terminable by either party on 60 days notice. For each of the Company's last five fiscal years, no distributor has accounted for more than 1.5% of the Company's total net sales. The Company believes that its success has, to a significant degree, been due to the performance of its sales and distribution teams and that its future success will depend, in part, on its ability to attract and retain qualified sales and marketing personnel who can successfully increase the Company's sales revenue in the highly competitive telecommunications equipment marketplace.

         The Company has multi-year supply agreements with virtually all of its major customers, which cover products representing a majority of the Company's sales. These agreements only govern the terms and conditions applicable to purchases of the Company's products, including prices, and do not establish any minimum purchase commitments. Sales of the Company's products under these agreements are made on a purchase order basis. Because these contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time, any significant increase in the Company's costs during such periods which the Company is unable to offset with a corresponding increase in prices due to such prohibitions could have a material adverse effect on the Company. See Subparagraph c. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers." In addition, the Company has arrangements with three of its customers which require the Company to maintain a portion of its finished goods inventory at the various locations of such customers. Approximately 45% of the Company's finished goods inventory is currently maintained at these locations. The Company may enter into additional similar arrangements as the RBOCs increasingly seek ways to reduce their inventory costs. These arrangements generally require the Company to maintain higher inventory levels than would otherwise be required. See Subparagraph c. (vii) of this Item 1 -- "Factors That May Affect Future Results- -Increased Inventory Levels and Need to Make Advance Purchase Commitments" and Subparagraph c. (xii) of this Item 1 -- "Factors That May Affect Future Results--Potential Product Recalls and Warranty Expenses."

         (VI)    RESEARCH AND PRODUCT DEVELOPMENT

         The Company works closely with its current and potential customers in connection with product development. Using feedback received from such customers, the Company identifies and develops new products and enhancements to its existing products.

         As of July 27, 1996, the Company's research and product development was carried out by 73 engineers and engineering support personnel. These individuals are organized into teams corresponding to the Company's product lines, with each team being responsible for providing technical support for the Company's existing products and conceiving new products in cooperation with others within the Company. Utilizing computer-aided design tools, each product team also implements the Company's ongoing "value engineering" programs which are designed to periodically replace all of the Company's major products with successive generations having additional product features, such as "intelligence" or new mechanics and/or lower costs.

         To date, all product development expenses have been charged to operations as incurred. The Company's expenditures on research and product development were approximately $4.9 million, $5.3 million and $7.9 million for Fiscal 1994, 1995 and 1996, respectively. The Company believes its future success will depend in part on its ability to, on a cost effective and timely basis, continue to enhance its products, develop and introduce new products for the telephone network transmission market and other markets, address new industry standards and changing customer needs and achieve market acceptance for its products. Accordingly, the Company intends to continue to make significant investments in research and product development, with a goal of increasing its annual research and development expenses to between 11% and 12% of its annual net sales. The attainment of this goal has been made difficult by the fact that sales have been increasing at a rate faster than the rate at which the Company has been able to add qualified research and development personnel; however, the Company, in Fiscal 1996, has made progress toward this goal. See Subparagraph c. (ii) of this Item 1 -- "Factors That May Affect Future Results--Rapid

Technological Changes and Dependence on New Products."  See also Subparagraph
b. (i) of Item 7 -- "Results of Operations -- Fiscal 1996 Compared with Fiscal 1995."

         (VII)   CUSTOMER SERVICE AND SUPPORT

         The majority of service, repair and technical support of the Company's products is performed at the Company's headquarters. Under certain circumstances, the Company will also provide comprehensive on-site field support to its customers. The Company offers telephone technical support to its customers 24 hours a day, seven days a week and also provides training to its principal customers with respect to its products.

         Most of the Company's products carry a seven year limited warranty, which generally covers defects in materials or workmanship and failure to meet published specifications but excludes damages caused by improper use and all other express or implied warranties. Products returned which have malfunctioned or failed to operate during the warranty period through no fault of the customer are either repaired or replaced promptly. The Company's warranty covers only Company products and is not extended to related equipment or components used in conjunction with these products. For each of the past five fiscal years, the Company's warranty expense has been relatively insignificant, representing less than 1.0% of the Company's annual net sales. The Company believes its low return rate is the result of its rigorous product quality program. Although the Company maintains a comprehensive quality control program and has a high level of confidence in the quality and reliability of its products, there can be no assurance that in the future certain of the Company's products will not suffer from defects or other deficiencies. In addition, the Company is a party to supply contracts with certain of its major customers pursuant to which the Company may, under certain circumstances, be required to accept certain returns of products or to indemnify such customers against certain liabilities arising out of use of the Company's products. See Subparagraph c. (xii) of this Item 1 -- "Factors That May Affect Future Results--Potential Product Recalls and Warranty Expenses."

         (VIII)  MANUFACTURING AND SUPPLIERS

         To successfully compete for Telco business, telecommunications equipment manufacturers must offer products which assist Telcos in meeting customer demand for high quality, reliable transmission services. The Company is committed to customer satisfaction in the design and manufacture of its products and maintains comprehensive quality control systems to monitor product and service quality throughout all of its processes. This commitment has resulted in the Company achieving CSQP (Customer Supplier Quality Process) and ISO 9001 Registration recognition from Bellcore.

         At July 27, 1996, the majority of the Company's manufacturing and quality processes were conducted by 257 employees. The Company's manufacturing process consists of several distinct phases: material planning and procurement, assembly, burn-in, testing and quality audit. The Company procures electronic and mechanical components from outside manufacturers and assembles them using a substantially automated production process. Incoming components are subject to quality inspection and testing. In addition, all of the Company's products are 100% tested prior to shipment to customers. The Company's quality control systems are designed to assure product conformance with Bellcore standards, high reliability in the field and complete customer satisfaction. To date, the Company has experienced no significant field failure conditions.

         Generally, the Company uses industry standard components for its products. Some components, however, including application specific integrated circuits ("ASICs"), are custom made to the Company's specifications. In addition, the Company uses proprietary design integrated circuits ("PDICs") in the manufacture of its products which are the design and property of the manufacturer from which they are purchased. Certain key components required to manufacture the Company's products, principally its ASICs and PDICs, are currently available from only one source. The Company continually evaluates its sources of supply and will establish additional supply relationships where available and advisable to increase the reliability of receipt of components. The Company generally obtains its components on a purchase order basis. Components that currently are readily available may become difficult to obtain in the future. In response to long order lead times and delays in the supply of key components, the Company keeps an inventory of certain components at its production facility on a consignment basis. The Company has no material foreign supplier and those components purchased from foreign suppliers are generally available domestically. See Subparagraph c. (vi) of this Item 1 -- "Factors That May Affect Future Results--Dependence on Certain Suppliers."

         The Company's customers typically require delivery of products shortly after an order is placed which requires the Company to maintain relatively high inventory levels and increases the risk of inventory obsolescence. In addition, certain of the components used by the Company require an order lead time of up to six months and the Company must regularly make advance noncancelable commitments to purchase relatively large quantities of such components. The Company continually monitors and reviews its inventories and purchasing practices in an effort to minimize inventory related costs and the risk of obsolescence. Members of the Company's management team meet each month to review current inventories for potential obsolescence and, based on a rolling six-month sales forecast, inventory aging data and purchasing trends, establish appropriate inventory reserves and inventory purchasing levels for the succeeding month. See Subparagraph c. (vii) of this Item 1 -- "Factors That May Affect Future Results -- Increased Inventory Levels and Need to Make Advance Purchase Commitments." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (IX)    COMPETITION

         The markets for the Company's products are highly competitive and characterized by rapid technological change, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. With the development of the worldwide telecommunications market and increasing demand for high speed digital transmission over the existing telephone network, many manufacturers such as the Company have emerged to offer products for these markets. Moreover, the Company expects competition to increase both from existing competitors and from other companies which may enter the Company's existing or future markets, including the RBOCs. In addition, during this past year AT&T Corp. ("AT&T", formerly known as American Telephone & Telegraph Company) divided its existing business units into three distinct entities. One of these entities, Lucent, is comprised of AT&T's telecommunications equipment manufacturing unit, and currently manufactures certain products also manufactured and sold by the Company. There can be no assurance that the operation of Lucent, as an independent entity, after its spin-off from AT&T will not have a material adverse effect on the Company. See Subparagraph c. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers" and Subparagraph c. (viii) of this Item 1 -- "Factors That May Affect Future Results--Potential Competition from RBOCs and AT&T. See also Subparagraph b.
(x) of this Item 1 -- "Narrative Description of Business -- Regulation." The Company competes for customers on the basis of price, product features, conformance with Bellcore and other industry standards and specifications, performance and reliability, technical support and the maintenance of close working customer relationships.

         The Company's competitors in the United States and elsewhere are numerous and, in most cases, have significantly greater financial, technological, manufacturing, marketing and personnel resources and experience than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos. The Company's principal competitor with respect to T1 products is Westell, Inc. In addition, because HDSL is easier to provision than traditional T1 service, the Company is facing increasing competition with respect to its T1 products from suppliers of HDSL systems, which is an accepted alternate method of delivering T1 services in the Local Loop. The HDSL market is dominated by PairGain, ADC and ADTRAN. The Company's principal competitor with respect to VF products is Tellabs, Inc. and the domestic market for VF products generally is experiencing decreasing demand as higher speed digital data transmission services become less costly and more widely deployed. The Company's principal competitor with respect to DDS products is ADTRAN. Lucent and Pulse Communications, Inc. ("Pulsecomm"), a subsidiary of Hubbell Incorporated, are the Company's principal competitors with respect to the Company's POTS/SPOTS products. With respect to the Company's ISDN products, the Company's principal competitor is ADTRAN. See Subparagraph c. (i) of this Item 1 -- "Factors That May Affect Future Results--

Dependence on Two Product Lines" and Subparagraph c. (iv) of this Item 1 -- "Factors That May Affect Future Results -- Highly Competitive Industry."

         (X)     REGULATION

         The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may adversely impact the Company's sales and operating results. For example, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services and regulatory policies affecting terms on which common carriers conduct their business. These policies are under continuous review and are subject to change. See Subparagraph c. (ix) of this Item 1 -- "Factors That May Affect Future Results--Government Regulation."

         The Telecommunications Act of 1996 (the "Telecommunications Act"), enacted on February 8, 1996, has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. See Subparagraph c. (viii) of this Item 1 -- "Factors That May Affect Future Results -- Potential Compensation from RBOCs and AT&T."

         (XI)    PROPRIETARY RIGHTS

         The name "Teltrend" is a registered trademark of the Company. The Company has also registered four of its product names and has applied for trademark registration for eight additional product identifiers or names. The Company has pursued and intends to continue to pursue patent protection of inventions that it considers important to the Company's business and for which such protection is available. The Company presently holds patents on ten inventions relating to its products and has nine patent applications pending. The Company also has a registered copyright with respect to a certain software program used in a number of its products. In addition, as part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its key employees and certain suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary rights or that the Company's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

         The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. Moreover, a substantial number of the Company's products are intended to plug into telephone network equipment manufactured by third parties, some of which are also competitors of the Company. Such equipment may be originally designed or subsequently modified so that it is incompatible with the Company's existing or future products. Further, intellectual property rights may be associated with certain of such equipment and the Company may not be able to design products so they do not infringe these rights or license such rights on commercially favorable terms.

         The Company is a party to agreements with two of the RBOCs whereby the Company licenses certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products.

         Prior to the IPO, the Operating Subsidiary also licensed certain technology from AT&T, the technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the Recapitalization, the Company sought AT&T's consent to assignment of this license from the Operating Subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. There can be no assurance that the Company will be able to obtain a replacement license agreement at royalty rates which do not exceed those in effect during Fiscal 1995, and any substantial increase in royalty rates could have a material adverse effect on the Company. The Company is also evaluating its continuing obligations with respect to the Operating Subsidiary's Pre-IPO license agreement with AT&T (now Lucent), including the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. Any resolution of these issues which applies the maximum royalty increase provided for in the license to a substantial number of the Company's products could have a material adverse effect on the Company's results of operations. See Subparagraph c. (xi) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."

         Further, in the context of its discussions with AT&T and Lucent, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to enter into licensing negotiations with respect to such technology. The Company is currently evaluating Lucent's claim. However, there can be no assurance as to the resolution of this matter. See Subparagraph c. (xi) of this Item
1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."

         (XII)   EMPLOYEES

         As of July 27, 1996, the Company had 391 full-time employees, including 73 in engineering, 40 in sales and marketing, 257 in manufacturing and quality assurance and 21 in finance and administration. The Company's future success will depend largely upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

         (XIII)  BACKLOG

         At July 27, 1996, the Company's backlog of orders believed to be firm was approximately $4.0 million, compared to approximately $4.5 million at July 29, 1995. The Company believes that backlog is not a meaningful indicator of net sales that can be expected for any future period.

C.  FACTORS THAT MAY AFFECT FUTURE RESULTS

         (I)  DEPENDENCE ON TWO PRODUCT LINES

         The Company's T1 products accounted for approximately 48.0%, 55.6% and 53.9% of the Company's total net sales in Fiscal 1994, 1995 and 1996, respectively. For these same periods, sales of the Company's VF products accounted for approximately 43.7%, 32.0% and 21.0%, respectively, of the Company's total net sales. The Company expects to derive the majority of its net sales for the foreseeable future from the sale of its T1 and, to a lesser extent, VF products. Consequently, the Company's inability to maintain or increase net sales of its T1 and VF products in the future, or to offset any shortfall in sales of such products with sales within its other existing or future product lines, could have a material adverse effect on the Company.

         The Company believes that the domestic market for its VF products is decreasing and will continue to decrease as the higher speed digital data transmission services demanded by customers within the Local Loop become less costly and more widely deployed.

         The Company is facing increasing competition with respect to its T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering T1 services in the Local Loop. Because HDSL is easier to provision than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its T1 products as the costs of HDSL systems decline. Consequently, while net sales of the Company's T1 products have increased from year to year since Fiscal 1991, there can be no assurance that the Company will be able to sustain or improve this trend. If increasing competition causes the Company to reduce selling prices for its T1 or VF products, there can be no assurance that the Company will be able to increase unit sales volumes of such products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products to offset in full or in part the reduced revenue effects of such selling price reductions. Although the Company is currently introducing its own HDSL product line, the HDSL market is highly competitive and is dominated by three competitors, PairGain, ADC and ADTRAN. Accordingly, there can be no assurance that the Company's new HDSL product line will achieve market acceptance or generate any significant sales in the future. See Subparagraph b. (ii) of this
Item 1 -- "Narrative Description of Business -- Products" and Subparagraph b.
(ix) of this Item 1 -- "Narrative Description of Business -- Competition."

         (II)  RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS

         The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. All of the Company's existing products are designed primarily to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace this copper wireline with fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). Furthermore, the Company faces increasing competition with respect to its T1 products from suppliers of HDSL systems as an alternate method of delivering conventional T1 services. See Subparagraph b. (ii) of this Item 1 -- "Narrative Description of Business -- Products" and Subparagraph b. (ix) of this Item 1 -- "Narrative Description of Business -- Competition." The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company. See Subparagraph c. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on Two Product Lines."

         (III)  RELIANCE ON CERTAIN CUSTOMERS

         The Company depends, and is likely to continue to depend, on the RBOCs for substantially all of its net sales. Sales to the RBOCs accounted for approximately 96.5%, 96.3% and 95.2% of the Company's total net sales in Fiscal 1994, 1995 and 1996, respectively. Among the RBOCs, sales to BellSouth, US WEST, SBC Communications, Ameritech and NYNEX accounted for approximately 20.6%, 18.4%, 18.2%, 15.2% and 10.7%, respectively, of the Company's net sales in Fiscal 1996. During this same period, one of these customers purchased T1 products which accounted for approximately 15.6% of the Company's total net sales. The Company has no supply agreements with any of the RBOCs or its other customers which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or other customers will continue or that the Company's customer base will become less concentrated. See Subparagraph c. (viii) of this Item 1 -- "Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T." The loss of one or more of the RBOCs as a customer, the reduction of orders for the Company's products, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company. See Subparagraph c. (x) of this Item 1 -- "Factors That May Affect Future Results -- Fluctuations in Operating Results." In addition, recent contract negotiations with certain RBOCs have resulted in lower prices for selected products. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.

         Prior to selling its products to an RBOC or other Telco, the Company must undergo a potentially lengthy product qualification process. Thereafter, the Company continually submits successive generations of its current products as well as new products to such customers for qualification. Although the Company has been able to successfully obtain such qualifications in the past, there can be no assurance that the Company's products will maintain their current or obtain future qualifications. Furthermore, Telco work force reductions and staff reassignments have in the past delayed the product qualification process. There can be no assurance that such delays, if experienced in the future, will not have a material adverse effect on the Company. See Subparagraph b. (iv) of this Item 1 -- "Narrative Description of Business -- Customers."

         The Company is a party to multi-year supply contracts with virtually all of its major customers which govern the terms and conditions applicable to purchases of the Company's products, including prices, but do not establish minimum purchase commitments. Because such contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time, any significant increase in the Company's costs during such periods which the Company is unable to offset with a corresponding increase in prices due to such prohibitions could have a material adverse effect on the Company. These contracts are entered into in the ordinary course of the Company's business and are common and customary within the Company's industry. Because the Company's customer contracts do not establish minimum purchase commitments and may generally be terminated by the customer upon short notice, the Company is not substantially dependent on any of such contracts. Rather, it is the Company's relationships with its customers which are material to the Company's business and upon which the Company's business is substantially dependent. Accordingly, the expiration or termination of any such contract would not, in and of itself, have a material adverse effect on the Company or its operations, provided that the Company's good relationships with its customers remained intact. See Subparagraph b. (v) of this Item 1 -- "Narrative Description of Business -- Marketing, Sales and Distribution."

         (IV)  HIGHLY COMPETITIVE INDUSTRY

         The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and AT&T. Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time to meet increasing competition and will likely be required to do so in the future. The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by reductions in the Company's cost of sales. There can be no assurance that the Company will be able to increase unit sales volumes of its products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products. Most of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources and experience than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the

Company's ability to successfully compete for business at these Telcos. See Subparagraph b. (ix) of this Item 1 -- "Narrative Description of Business -- Competition."

         (V)  ACCUMULATED DEFICIT AND HISTORY OF LOSSES

         At July 27, 1996, the Company had an accumulated deficit of approximately $56.6 million, which is partially attributable to a write-off of goodwill effective as of the end of Fiscal 1992 in the net amount of approximately $48.1 million. Although the Company recorded net losses for each of the years in the three year period ended July 31, 1993, the Company achieved profitability on an annual basis in Fiscal 1994, 1995 and 1996. There can be no assurance that the Company's net sales or profits will grow on a quarterly or annual basis in the future. See Subparagraph c. (x) of this Item 1 -- "Factors That May Affect Future Results -- Fluctuations in Operating Results" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (VI)  DEPENDENCE ON CERTAIN SUPPLIERS

         Certain key components which are required to manufacture the Company's products are available from only one source. Such components include the Company's application specific integrated circuits, which are built to Company specifications, and its proprietary design integrated circuits, which are the design and property of the manufacturer from which they are purchased. The Company generally obtains its components on a purchase order basis. Accordingly, there can be no assurance that the Company will be able to continue to obtain sufficient quantities of key components as required or that such components, if obtained, will be available to the Company on commercially favorable terms. Further, certain components require an order lead time of up to six months. Failure by the Company to order sufficient quantities of components in advance could prevent the Company from meeting customer demand for its products.

         The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to continue to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components as required, or to develop alternative sources of such components on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See Subparagraph c.
(iii) of this Item 1 -- "Factors That May Affect Future Results -- Reliance on Certain Customers" and Subparagraph b. (viii) of this Item 1 -- "Narrative Description of Business -- Manufacturing and Suppliers."

         (VII) INCREASED INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS

         To respond to anticipated customer demand, the Company maintains high inventory levels. In addition, at the request of three of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at the various locations of such customers. Although the Company believes these arrangements facilitate sales to its customers, they result in higher levels of inventory than are necessary in the absence of such arrangements. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. At July 27, 1996, the Company had open noncancellable purchase commitments of approximately $4.5 million, covering several different components. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company. See

Subparagraph b. (viii) of this Item 1 -- "Narrative Description of Business -- Manufacturing and Suppliers" and Subparagraph b. (v) of this Item 1 -- "Narrative Description of Business -- Marketing, Sales and Distribution."

         (VIII)  POTENTIAL COMPETITION FROM RBOCS AND AT&T

         The Telecommunications Act has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced.

         In addition, the operation, as an independent entity, of Lucent after its spin-off from AT&T may have an adverse effect on the business of the Company. There can be no assurance that this will not have a material adverse effect on the Company. See Subparagraph c. (xi) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."

         (IX)  GOVERNMENT REGULATION

         The telecommunications industry is subject to regulation in the United States and other countries. While such regulation does not typically apply directly to the Company, federal and state regulatory agencies and commissions regulate most of the Company's domestic customers. The effects of such regulations, which are under continuous review and subject to change, on the Company's customers may adversely affect the Company. For instance, the sale of the Company's products may be materially and adversely affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services and regulatory policies affecting terms on which common carriers conduct their business.

         The Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components which the Company obtains from non-domestic suppliers, or by the imposition of export restrictions on products which the Company sells internationally.

         (X)  FLUCTUATIONS IN OPERATING RESULTS

         The Company's operating results have fluctuated and may continue to fluctuate as a result of various factors affecting the Company and its competitors including, but not limited to, the timing of significant orders and shipments, competition, new product introductions by the Company or its competitors, production or quality problems, availability and cost of components and changes in general economic conditions. There can be no assurance that the Company's customers will not defer or delay orders contrary to their historical patterns or that they will not change their ordering patterns with respect to the Company's products. Because of the relatively fixed nature of most of the Company's operating expenses, any shortfall in net sales in a particular quarter could have a material adverse effect on the Company's operating results in that quarter and may result in adverse fluctuation in the market price of the Common Stock. See Subparagraph c. (vi) of this Item 1 -- "Factors That May Affect Future Results -- Dependence on Certain Suppliers" and Paragraph a. of Item 8 -- "Financial Statements and Supplementary Data -- Quarterly Financial Data."

        (XI)  PROPRIETARY RIGHTS AND RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT

         The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. While the Company does not believe that its present products and technology infringe the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such assertions will not result in costly litigation. Further, there can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales. The inability of the Company to develop products for such equipment which do not infringe the intellectual property rights associated with such equipment, or to obtain the right to use such intellectual property on commercially reasonable terms, could have a material adverse effect on the Company. In addition, any infringement claims or litigation against the Company could have a material adverse effect on the Company.

         The Company is a party to agreements with certain of the RBOCs pursuant to which it licenses certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The terms of virtually all of these licenses agreements expired at varying times during Fiscal 1995, subject to a right of continuation at an increased royalty rate with respect to specified Company products. The Company is currently evaluating its continuing obligations under these agreements and the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. There can be no assurance that the results of the Company's evaluation of these agreements and/or subsequent negotiations with the RBOCs will not result in the Company's payment of royalties at increased rates with respect to all or a substantial number of the Company's products. Any substantial increase in royalty rates could have a material adverse effect on the Company.

         Prior to the IPO, the Operating Subsidiary also licensed certain technology from AT&T, the technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the Recapitalization, the Company sought AT&T's consent to assignment of this license from the Operating Subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. There can be no assurance that the Company will be able to obtain a replacement license agreement at royalty rates which do not exceed those in effect during Fiscal 1995, and any substantial increase in royalty rates could have a material adverse effect on the Company. The Company is also evaluating its continuing obligations with respect to the Operating Subsidiary's Pre-IPO license agreement with AT&T (now Lucent), including the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. Any resolution of these issues which applies the maximum royalty increase provided for in the license to a substantial number of the Company's products could have a material adverse effect on the Company's results of operations.

         Further, in the context of its discussions with AT&T and Lucent, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to enter into licensing negotiations with respect to such technology. The Company is currently evaluating Lucent's claim. However, there can be no assurance as to the resolution of this matter. See Subparagraph c. (xi) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of
Third Party Claims of Infringement." See Subparagraph c. (viii) of this Item 1 -- "Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T."

         (XII)  POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES

         The Company's products are required to meet rigorous standards imposed by its customers, including written technical requirements and various mechanical, electrical performance, environmental operating and storage conditions, and to interface in a complex and changing environment with telecommunication network equipment produced by numerous other suppliers. In the event there are material deficiencies or defects in the design or manufacture of the Company's products or if such products become incompatible with existing third-party network equipment, the affected products could be subject to a recall. Although the Company has not experienced any complete recall of a product from the field in the past, the Company has from time to time agreed to upgrade certain of its products in response to product design issues raised by certain of its customers. There can be no assurance that the Company will not experience a material product recall in the future. Any product recall and associated negative publicity could have a material adverse effect on the Company.

         Most of the Company's products carry a seven year limited warranty, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use and all other express or implied warranties. For the past five fiscal years, the Company's warranty expense has been relatively insignificant. Although the Company maintains a comprehensive quality control program and has a high level of confidence in the quality and reliability of its products, there can be no assurance that in the future certain of the Company's products will not suffer from defects or other deficiencies. Such defects or deficiencies could result in warranty returns in excess of those historically experienced by the Company and could have a material adverse effect on the Company. In addition, the Company is a party to supply contracts with virtually all of its major customers. Although these supply contracts do not establish minimum purchase commitments, they may, under certain circumstances, require the Company to accept returns of products or indemnify such customers against certain liabilities arising out of the use of the Company's products. Although to date the Company has not experienced any significant product returns or indemnification claims under these contracts, any such claims or returns could have a material adverse effect on the Company. See Subparagraph b. (vii) of this Item 1 -- "Narrative Description of Business -- Customer Service and Support." Further, these contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time and, accordingly, any significant increase in the Company's costs which it is unable to offset with a corresponding price increase due to such prohibitions could have a material adverse effect on the Company.

         (XIII)  POSSIBLE VOLATILITY OF STOCK PRICE

         The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, the gain or loss of significant customers, legislative or regulatory changes, general trends in the industry, market conditions, analysts' estimates, the stock market and other events or factors may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

ITEM 2 - PROPERTIES

         The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in a facility containing approximately 105,000 square feet located on approximately six acres of land in St. Charles, Illinois. The Company leases this building under an operating lease arrangement which expires in September 1998. The Company believes its current facilities are suitable for and adequate to support its present level of operations and believes that anticipated growth through September 1998 can be accommodated by either expanding its existing facility and/or leasing additional space near that facility.

         On August 20, 1996, the Company entered into an agreement to purchase land for approximately $1.7 million. The Company plans to build a manufacturing facility on this land in Fiscal 1997. The Company estimates the cost of the manufacturing facility to be approximately $18.0 million and expects to fund the purchase price of the land and the construction of the manufacturing facility from existing cash, cash flows and possibly debt.

         The Company is also currently negotiating a two year lease on a building containing approximately 45,600 square feet located in West Chicago, Illinois. The Company plans to relocate a small portion of its manufacturing facility and the Broadband marketing and engineering group to the West Chicago building.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is from time to time involved in various legal proceedings arising in the ordinary course of its business. In addition, the Company has from time to time been notified by others who assert exclusive rights to certain technology. The Company evaluates these claims on a case by case basis and enters into licensing arrangements when it appears necessary or desirable to do so. The Company believes the resolution of any pending matters will not materially affect the Company's financial position or results of operations. See Subparagraph c. (xi) of Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."

         In January 1995, the United States Environmental Protection Agency ("EPA") identified the Company as one of a total of 128 potentially responsible parties with respect to a scrap and salvage yard in Illinois (the "Site") which has been the subject to a removal action pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has reported to the EPA that it sent limited quantities of scrap to the Site and believes that it disposed of a small amount of scrap at the Site as compared to the other potentially responsible paries, based on a review of records submitted to the EPA by such parties. The Company has informally settled this matter for $10,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The authorized capital stock of the Company consists of 15,000,000 shares of Common Stock, $.01 par value per share, (the "Common Stock") and 750,000 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"). As of October 23, 1996, 6,425,239 shares of Common Stock, were outstanding and no shares of Preferred Stock were outstanding.

         The Common Stock began trading on the Nasdaq National Market on June 9, 1995 under the symbol "TLTN." Prior to that date, there was no market for the Company's Common Stock. The following table sets forth for the period indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market:

                                                                                              PRICE RANGE OF COMMON STOCK
                                                                                              ---------------------------

                                                                                                HIGH               LOW
                                                                                                ----               ---
                    FISCAL 1995:
                    -----------

                    Fourth Quarter (from June 9, 1995 through July 29, 1995)                   $22 1/2           $16 1/8

                    FISCAL 1996:
                    -----------

                    First Quarter (from July 30, 1995 through October 28, 1995)                $33               $20
                    Second Quarter (from October 29, 1995 through January 27, 1996)            $46 3/4           $28
                    Third Quarter (from January 28, 1996 through April 27, 1996)               $51               $39 3/4
                    Fourth Quarter (from April 28, 1996 through July 27, 1996)                 $57 1/4           $35


                    FISCAL 1997:
                    -----------

                    First Quarter (from July 28, 1996 through October 23, 1996)                $52 3/4           $32


         On October 23, 1996, the last reported sale price of the Common Stock as reported on the Nasdaq National Market was $36.75 per share. On that same date, there were 120 holders of record of the Common Stock.

         The Company has not paid any dividends on its capital stock since 1988. Restrictions or limitations on the payment of dividends may be imposed under the terms of credit agreements or other contractual obligations. The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See Paragraph c. of Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In the absence of such restrictions or limitations, the declaration and payment of dividends will be at the sole discretion of the Board of Directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements and the notes thereto included under Paragraph b. of Item 8 of this Report. The statement of operations data set forth below with respect to Fiscal 1994, 1995 and 1996 and the balance sheet data at July 29, 1995 and July 27, 1996 are derived from, and are qualified by reference to, the financial statements as audited by Ernst & Young LLP included under Paragraph b. of Item 8 of this Report, and should be read in conjunction with those financial statements and notes thereto. The statement of operations data set forth below with respect to Fiscal 1992 and 1993 and the balance sheet data at July 25, 1992, July 31, 1993 and July 30, 1994 are derived from the Company's audited financial statements not included in this Report.

                     SELECTED HISTORICAL FINANCIAL DATA(1)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1992        1993         1994          1995              1996
                                                                     ----        ----         ----          ----              ----
             STATEMENT OF OPERATIONS DATA:
             Net sales . . . . . . . . . . . . . . . . . . .       $28,994     $39,365      $49,454       $62,052           $85,913
             Cost of sales . . . . . . . . . . . . . . . . .        19,861      26,576       31,130        35,991            46,644
                                                                    ------      ------       ------        ------            ------
             Gross profit  . . . . . . . . . . . . . . . . .         9,133      12,789       18,324        26,061            39,269
                                                                    ------      ------       ------        ------            ------
             Operating expenses:
                Sales and marketing  . . . . . . . . . . . .         3,347       4,016        4,914         5,908             7,309
                Research and development . . . . . . . . . .         3,979       4,018        4,862         5,337             7,944
                General and administrative . . . . . . . . .         2,067       2,236        2,536         3,332             4,159
                Amortization of intangibles(2) . . . . . . .         1,286          --            3            93                 5
                Write-off of goodwill  . . . . . . . . . . .        48,067          --           --            --                --
                                                                    ------     -------     --------        ------            ------
             Total operating expenses  . . . . . . . . . . .        58,746      10,270       12,315        14,670            19,417
                                                                    ------      ------       ------        ------            ------
             Income (loss) from operations . . . . . . . . .       (49,613)      2,519        6,009        11,391            19,852
             Other income (expense):
                Interest . . . . . . . . . . . . . . . . . .        (5,468)     (5,622)      (5,978)       (8,501)(3)           (18)
                Other  . . . . . . . . . . . . . . . . . . .            36        (204)          27          (187)              783
                                                                    ------      -------       -----        -------           ------
             Income (loss) before income tax provision
               (benefit) and extraordinary items . . . . . .       (55,045)     (3,307)          58         2,703            20,617
             Income tax provision (benefit)  . . . . . . . .          (100)         --           50        (2,038)(4)         8,453
             Income (loss) before extraordinary items  . . .       (54,945)     (3,307)           8         4,741            12,164
             Extraordinary items(5)  . . . . . . . . . . . .            --          --           --           411                --
                                                                  --------     -------      -------        ------            ------
             Net income (loss) . . . . . . . . . . . . . . .      $(54,945)    $(3,307)     $     8        $4,330           $12,164
                                                                  =========    ========     =======        ======            ------
             Net income per common share . . . . . . . . . .                                                               $   1.86
             Average common shares outstanding . . . . . . .                                                              6,552,339
             Pro forma earnings per share (unaudited)(6) . .                                $   .63        $ 1.19
             Pro forma average common shares (unaudited)(6)                               5,943,395     5,951,485

             BALANCE SHEET DATA:
             Working capital . . . . . . . . . . . . . . . .       $ 1,412     $ 2,205      $ 3,292       $10,188          $ 35,901
             Total assets  . . . . . . . . . . . . . . . . .        13,538      15,415       19,109        28,699            57,284
             Long-term debt, net of current portion  . . . .        46,150      49,694       50,105           --                 --
             Stockholders' equity (deficit)  . . . . . . . .       (39,770)    (43,077)     (43,069)       15,417            42,645

______________________________
(footnotes on following page)

__________________________________________________
(footnotes to table on preceding page)

(1) The Company's fiscal year consists of four 13 week quarters, with each of the first three quarters ending on the last Saturday of such quarter and the fourth quarter ending on the last Saturday in July.

(2) Includes in Fiscal 1992 amortization of goodwill recorded by the Company in connection with the Acquisition. See Subparagraph a.
        (i) of Item 1 -- "General Development of Business -- Background."

(3) Fiscal 1995 includes approximately $2.9 million of additional interest expense resulting from the accretion in the aggregate outstanding principal amount of a portion of the Company's outstanding long-term indebtedness. Substantially all of the Company's long-term indebtedness was repaid in full upon consummation of the IPO and the other components of the Recapitalization. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) In Fiscal 1995, the Company eliminated its valuation allowance for net deferred tax assets of approximately $3.4 million. See Subparagraph b.
        (ii) of Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Fiscal 1995 Compared with Fiscal 1994" and Note 10 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

(5) Extraordinary items include the Prepayment Penalty and the write-off of the unamortized loan financing costs of $162,500 related to a portion of the Company's long-term indebtedness which was repaid upon consummation of the IPO and the other components of the Recapitalization, net of an income tax benefit of $251,750 related to the Prepayment Penalty and write-off. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization," Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 14 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

(6) Pro forma earnings per share and average number of shares for Fiscal 1994 and Fiscal 1995 give effect to the IPO and the other components of the Recapitalization, as if they occurred as of August 1, 1993. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.      GENERAL

        The Company designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, that are used by Telcos to provide voice and data services over the existing telephone network, primarily in the Local Loop. In recent years, the demand for high speed digital transmission over the telephone network has increased rapidly as a result of the demand for high capacity voice lines and the growing communications requirements of LAN interconnections, WANs, on-line data networks (which typically connect point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), the Internet, other on-line data services and, to a lesser extent, video conferencing. The Company's current products enhance the transmission of voice and data over the copper network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.

        The Company's principal customers are the seven RBOCs, but the Company also sells its products to certain independent Telcos and other companies. The Company's principal product lines include: (i) Tl products which allow Telcos to deploy 1.544 Mbit/sec digital services; (ii) Voice Frequency ("VF") products which are primarily used to provide analog data transmission services via dedicated lines; (iii) Dataphone Digital Services ("DDS") products which are used to provide switched and dedicated line digital transmissions at rates from
2.4 to 64 Kbit/sec; (iv) Integrated Services Digital Network ("ISDN") products which provided switched digital transmission of voice or data at rates of up to 128 Kbit/sec over copper wireline; and (v) plain old telephone service ("POTS") and special plain old telephone service ("SPOTS") products which are used to provide traditional analog voice and modem services.

B.      RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of net sales for Fiscal 1994, 1995 and 1996. The Company's fiscal year typically consists of 52 weeks (four 13 week quarters), with every fifth year consisting of 53 weeks.

                                                                             FISCAL YEAR ENDED JULY
                                                                             ----------------------
                                                                    1994              1995                 1996
                                                                    ----              -----                -----
 Net Sales . . . . . . . . . . . . . . . . . . . . .               100.0%            100.0%               100.0%
 Cost of sales . . . . . . . . . . . . . . . . . . .                62.9              58.0                 54.3
                                                                   -----              -----               ------
 Gross profits . . . . . . . . . . . . . . . . . . .                37.1              42.0                 45.7
                                                                   -----              -----               ------
 Operating Expenses:
          Sales and marketing  . . . . . . . . . . .                 9.9               9.5                  8.5
          Research and development . . . . . . . . .                 9.9               8.6                  9.3
          General and administrative . . . . . . . .                 5.1               5.4                  4.8
          Amortization of intangibles  . . . . . . .                  --               0.1                   --
                                                                  ------             ------                -----
          Total operating expenses . . . . . . . . .                24.9              23.6                 22.6
                                                                   =====             ======                =====
 Income from operations  . . . . . . . . . . . . . .                12.2              18.4                 23.1
 Interest expense  . . . . . . . . . . . . . . . . .               (12.1)                                    --
                                                                                     (13.7)(1)
 Other expenses  . . . . . . . . . . . . . . . . . .                  --               0.3                 (0.9)
                                                                  ------             ------                -----
 Income before income taxes and extraordinary items                  0.1               4.4                 24.0
 Income tax provision (benefit)  . . . . . . . . . .                 0.1              (3.3)(2)              9.8
                                                                   -----              -----                -----
 Income before extraordinary items   . . . . . . . .                  --               7.7                 14.2
 Extraordinary items . . . . . . . . . . . . . . . .                  --              (0.7)(3)               --
                                                                  ------              -----                -----
 Net income  . . . . . . . . . . . . . . . . . . . .                  --               7.0%                14.2%
                                                                  ======              =====                =====


____________________________

(1) Includes approximately $2.9 million of additional expense (4.7% of net sales) resulting from the accretion of the outstanding principal amount of a portion of the Company's long-term indebtedness on August 1, 1994. Substantially all of the Company's long-term indebtedness was repaid upon consummation of the IPO and the other components of the Recapitalization. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization." See also Subparagraph b.
    (ii) of this Item 7 -- "Results of Operations -- Fiscal 1995 Compared with Fiscal 1994" and Note 7 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data."

(2) Includes elimination of a valuation allowance for net deferred tax assets of approximately $3.4 million (5.4% of net sales). See Subparagraph b. (ii) of this Item 7 -- "Results of Operations -- Fiscal 1995 Compared with Fiscal 1994" and Note 10 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements."

(3) Includes the Prepayment Penalty and the write-off of the unamortized loan financing costs of $162.500 (0.3%) of net sales) related to a portion of the Company's long-term indebtedness which was repaid upon consummation of the IPO and the other components of the Recapitalization, net of an income tax benefit of $251,750 (0.4% of net sales) related to the Prepayment Penalty and write-off. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization," Subparagraph b.
    (ii) of this Item 7 -- "Results of Operations -- Fiscal 1995 Compared with Fiscal 1994" and Notes 1 and 14 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

(i)     FISCAL 1996 COMPARED TO FISCAL 1995

        NET SALES. Net sales for Fiscal 1996 increased 38.5%, or approximately $23.9 million, to approximately $85.9 million, from approximately $62.1 million in Fiscal 1995. The increase in net sales was due to an increase in unit volume sales of all product lines except VF. Increases in unit volume sales were recorded by T1, DDS, ISDN and POTS/SPOTS products of approximately $11.8 million, $7.4 million, $3.5 million and $2.6 million, respectively, which was partially offset by a $1.9 million decrease in unit volume sales of VF products. Unit volume sales of the Company's T1 products increased primarily as a result of qualifying certain new products for sale during Fiscal 1995 and the first quarter of Fiscal 1996. In addition, the Company experienced higher sales of existing T1 products to certain customers who had previously purchased lesser amounts of such products. The increase in unit volume DDS sales resulted primarily from an increase in the number of RBOCs that had qualified DDS products from two in the first quarter of Fiscal 1995 to all seven RBOCs by the third quarter of Fiscal 1996. Sales of the Company's ISDN products commenced in the third quarter of Fiscal 1995. By the fourth quarter of Fiscal 1996 five RBOCs and GTE had qualified one or more ISDN products for use. POTS/SPOTS unit volume sales increased due to significant sales of 2FX0, a new product, at two RBOCs in Fiscal 1996. Unit volume sales of VF products declined as a result of the gradual decline, which the Company expects will continue, in overall demand for analog VF products as telecommunication applications increasingly require the improved speed and reliability offered by digital transmission. See Subparagraph c. (i) of Item 1 -- "Factors That May Affect Future Results -- Dependence on Two Product Lines."


        GROSS PROFIT. Gross profit in Fiscal 1996 increased 50.7%, or approximately $13.2 million, to approximately $39.3 million from approximately $26.1 million for in Fiscal 1995. Gross profit margin for Fiscal 1996 increased to 45.7% from 42.0% for Fiscal 1995. While the increase in gross profit was primarily attributable to the increase in net sales, the increase in gross profit margin was due primarily to the ability of the Company to spread fixed manufacturing overhead costs over a larger revenue base. Other factors contributing to the increase in gross profit margin were the initial sales at several customers of products with relatively high gross profit margins, and reduced labor and material costs for many of the Company's established products. Further increases in gross profit margin may be difficult to attain because of recent contract negotiations with certain RBOCs which have resulted in lower prices for selected products. See Paragraph a. of Item 8 -- "Financial Statements and Supplementary Data -- Quarterly Financial Data." See Subparagraph c. (iii) of Item 1 -- "Factors That May Affect Future Results -- Reliance on Certain Customers."

        SALES AND MARKETING. Sales and marketing expenses in Fiscal 1996 increased 23.7%, or approximately $1.4 million, to approximately $7.3 million from approximately $5.9 million in Fiscal 1995. As a percentage of net sales, sales and marketing expenses decreased to 8.5% for Fiscal 1996 from 9.5% for Fiscal 1995. The increase in the dollar amount of sales and marketing expenses was due primarily to increased sales commissions resulting from higher sales, greater expenditures on new product and other marketing promotions and an increase in expenses resulting from the hiring of additional sales and marketing personnel.

        RESEARCH AND DEVELOPMENT. Research and development expenses in Fiscal 1996 increased 48.8%, or approximately $2.6 million, to approximately $7.9 million from approximately $5.3 million in Fiscal 1995. As a percentage of total net sales, research and development expenses increased to 9.3% in Fiscal 1996 from 8.6% in Fiscal 1995. The increase in dollar amount of this expenses was due primarily to increases in personnel associated expenses, such as recruiting and salaries for newly hired personnel, and related support equipment. The Company's intention is to increase expenditures for research and development at a rate greater than its rate of sales growth until its research and development expenses total 11% to 12% of net annual sales. See Subparagraph b. (vi) of Item 1 -- "Narrative Description of Business -- Research and Product Development."

        GENERAL AND ADMINISTRATIVE. General and administrative expenses in Fiscal 1996 increased 21.6%, or approximately $700,000, to approximately $4.2 million from approximately $3.4 million in Fiscal 1995. As a percentage of total net sales, general and administrative expenses decreased to 4.8% in Fiscal 1996 from 5.5% in Fiscal 1995. The dollar increase in this expense was largely attributable to accruals for employee bonuses that are based, to a significant degree, on Company performance; higher accruals for license fees; and to additional professional fees and insurance expenses incurred as a result of being a publicly-owned company during Fiscal 1996 as opposed to only two months of Fiscal 1995.

        INTEREST. The Company incurred $18,000 interest expense for Fiscal 1996, compared to approximately $8.5 million for Fiscal 1995. The decrease in interest expense was due to the repayment of substantially all of the Company's long-term indebtedness upon consummation of the IPO and the other components of the Recapitalization in June 1995. During the first quarter of Fiscal 1996, the remaining long-term indebtedness, a note payable to a former shareholder, was also repaid in full. See Subparagraph a. (ii) of
Item 1 -- "General Development of Business -- The Recapitalization."

        INCOME TAXES. A provision for income taxes of approximately $8.5 million was recorded for Fiscal 1996. This provision is a function of the level of the Company's net income before income taxes in Fiscal 1996. In Fiscal 1995, a benefit from income taxes of approximately $2.0 million was recorded. This benefit resulted from the elimination of the Company's valuation allowance for net deferred tax assets in Fiscal 1995 as a consequence of the Recapitalization which reduced the Company's debt burden and thus provided the Company the ability to generate taxable income.

(ii)    FISCAL 1995 COMPARED TO FISCAL 1994

        NET SALES. Net sales for Fiscal 1995 increased 25.5%, or approximately $12.6 million, to approximately $62.1 million, from approximately $49.5 million in Fiscal 1994. The increase in net sales was due primarily to increases in unit volume sales of T1 and DDS products of approximately $10.7 million and $4.0 million, respectively, and sales of the Company's initial ISDN product of approximately $1.6 million. These increases were partially offset by a decrease in unit volume sales of POTS/SPOTS and VF products of approximately $2.1 million and $1.7 million, respectively. See Subparagraph c. (ii) of Item 1 -- "Factors That May Affect Future Results -- Reliance on Certain Customers."

        Unit volume sales of the Company's T1 and DDS products increased primarily as a result of the Company qualifying certain of these products for sale at the RBOCs during late Fiscal 1994 and early Fiscal 1995. Additional RBOCs qualified DDS products in the fourth quarter of Fiscal 1995. The Company's initial ISDN product was qualified at four RBOCs during the second and third quarters of Fiscal 1995 and sales of this ISDN product commenced in the third quarter of Fiscal 1995.

        Unit volume sales of the Company's VF products for Fiscal 1995 decreased primarily as a result of the decline in overall demand for analog VF products as telecommunication applications increasingly require the improved speed and reliability offered by digital transmission. The decrease in unit volume sales of the Company's POTS/SPOTS products resulted primarily from a decline in the number of units purchased by two RBOCs. Declining average selling prices for the Company's VF and POTS/SPOTS products also contributed to the decrease in net sales of these products.

        GROSS PROFIT. Gross profit in Fiscal 1995 increased 42.2%, or approximately $7.7 million, to approximately $26.1 million from approximately $18.3 million in Fiscal 1994. Gross profit margin for Fiscal 1995 increased to 42.0% from 37.1% for Fiscal 1994. While the increase in gross profit was primarily attributable to the increase in net sales, the increase in gross profit margin was due primarily to the ability to spread fixed manufacturing overhead costs over a larger revenue base and, to a lesser extent, reduced labor expense and material costs for a majority of the Company's products. Gross profit margin also benefited from the Company's ongoing cost reduction efforts. The foregoing factors, however, were partially offset by the effect of a change in product mix, as sales of the Company's VF products, which are at higher margins than sales of the Company's other products, comprised a lower percentage of the Company's total net sales for Fiscal 1995 compared to Fiscal 1994.

        The gross profit margin of 46.2% in the fourth quarter of Fiscal 1995 was substantially above that of any other quarter in Fiscal 1995 or any quarter in Fiscal 1994. This unusually high margin was attributable primarily to a substantial increase in quarterly sales volume and a more favorable product sales mix between and within the Company's product lines compared to the first three quarters of Fiscal 1995 in each quarter of Fiscal 1994. The Company does not expect to attain this level of gross profit margin going forward with its anticipated sales mix unless and until the Company achieves quarterly sales significantly in excess of those achieved in the fourth quarter of Fiscal 1995. See Paragraph a. of Item 8 -- "Financial Statements and Supplementary Data -- Quarterly Financial Data."

        SALES AND MARKETING. Sales and marketing expenses in Fiscal 1995 increased 20.2%, or approximately $1.0 million, to approximately $5.9 million from approximately $4.9 million in Fiscal 1994. As a percentage of net sales, sales and marketing expenses decreased to 9.5% for Fiscal 1995 from 9.9% for Fiscal 1994. The increase in sales and marketing expenses was due primarily to increased sales commissions generated by higher sales, greater expenditures on new product and other marketing promotions, and an increase in expenses resulting from additional personnel.

        RESEARCH AND DEVELOPMENT. Research and development expenses in Fiscal 1995 increased 9.8%, or approximately $500,000, to approximately $5.3 million from approximately $4.9 million in Fiscal 1994. The increase was due primarily to increases in personnel and associated expenses and increases in outside services and other product development expenses. As a percentage of total net sales, research and development expenses decreased to 8.6% in Fiscal 1995 from 9.8% in Fiscal 1994. The decrease in research and development expenses as a percentage of net sales resulted primarily from sales increasing at a faster rate than the Company was able to add qualified research and development personnel. The Company intends to increase expenditures for research and development at a rate greater than its rate of sales growth, with a goal of increasing its research and development expenses as a percentage of annual net sales to between approximately 11% to 12% by Fiscal 1998.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses in Fiscal 1995 increased 34.9%, or approximately $900,000, to approximately $3.4 million from approximately $2.5 million in Fiscal 1994. General and administrative expenses as a percentage of total net sales increased from 5.1% in Fiscal 1994 to 5.5% in Fiscal 1995. The increase in expenditures was largely attributable to the Termination Fee of $500,000 paid in connection with the Recapitalization and to additional expenses incurred as a result of becoming a publicly-owned company. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization." See also Paragraph
c. of this Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        INTEREST. Interest expense in Fiscal 1995 increased 42.2%, or approximately $2.5 million, to approximately $8.5 million from approximately $6.0 million in Fiscal 1994. The increase in interest expense was due primarily to an accretion of approximately $2.9 million in the outstanding principal amount of a portion of the Company's outstanding long-term indebtedness. Substantially all of the Company's long-term indebtedness was repaid upon consummation of the IPO and the other components of the Recapitalization. The Company has incurred minimal interest expense since the Recapitalization. See Subparagraph a. (ii) of Item 1 -- "General Development of Business -- The Recapitalization," Paragraph c. of this Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 7 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

        INCOME TAXES. Because the Company had no significant taxable income for Fiscal 1989 through 1994 and, with its level of debt and related interest expense, could not reasonably anticipate generating any taxable income in the foreseeable future, the Company had a valuation allowance for the full value of net deferred tax assets as of the end of Fiscal 1994 of approximately $3.4 million. In connection with the Recapitalization, the Company eliminated substantially all of its interest expense and, consequently, expects to have taxable income for the foreseeable future. Accordingly, the Company eliminated its valuation allowance for net deferred tax assets in Fiscal 1995. See Notes 1, 7 and 10 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

        EXTRAORDINARY ITEMS. Extraordinary items include the Prepayment Penalty of $500,000, and write-off of the unamortized loan financing costs of $162,500 related to a portion of the Company's long-term indebtedness which was repaid upon consummation of the IPO and the other components of the Recapitalization, net of a tax benefit of $251,750 related to the Prepayment Penalty and write-off. See Subparagraph a. (iii) of Item 1 -- "General Development of the Business -- The Recapitalization," Paragraph c. of this Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Notes 1 and 14 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

C.      LIQUIDITY AND CAPITAL RESOURCES

        Prior to consummation of the IPO and other components of the Recapitalization in June 1995, the Company financed its operations and growth primarily with cash flow from operations, borrowings under the Former Credit Agreement and the issuance of Series A and Series B Debentures. Since the consummation of the IPO and the other components of the Recapitalization, the Company has financed its operations solely with cash flow generated from operations. At July 27, 1996, the Company had no long-term indebtedness and had working capital of approximately $35.9 million, which included cash and cash equivalents of approximately $22.9 million. The increase in working capital from approximately $10.2 million at the end of Fiscal 1995 was due primarily to the Second Public Offering that occurred at the beginning of the second quarter of Fiscal 1996, and to cash flow from operations.

        Cash used for capital expenditures was approximately $3.2 million in Fiscal 1996 compared to approximately $2.4 million for Fiscal 1995. Most of the expenditures were for the purchase of manufacturing test equipment and engineering equipment.

The Company had commitments to purchase raw materials, under purchase contracts with various vendors totaling approximately $9.7 million at July 27, 1996 and $13.8 million at July 29, 1995.

        As of July 27, 1996, the Company had no material commitments for capital expenditures. However, on August 20, 1996, the Company entered into an agreement to purchase land for approximately $1.7 million. The Company plans to build a manufacturing facility on this land beginning in Fiscal 1997. The Company estimates the cost of the manufacturing facility to be approximately $18.0 million and expects to fund the purchase price of the land and the construction of the manufacturing facility from existing cash, cash flows and possibly debt.

        As of July 27, 1996, the Company had net trade accounts receivable of approximately $11.9 million, compared to approximately $8.1 million as of the end of Fiscal 1995. This increase was due primarily to increased net sales and to a small increase in the average number of days receivables outstanding. For Fiscal 1996, inventories increased by approximately $4.4 million, from approximately $7.9 million at the end of Fiscal 1995 to approximately $12.3 million as of July 27, 1996. The increase in inventory was primarily a result of the Company's effort to acquire sufficient raw material to respond to anticipated customer demand for both existing and new products. See "Factors That May Affect Future Results -- Increased Inventory Levels and Need to Make Advance Purchase Commitments".

        In connection with the IPO, the Company entered into a new credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. At July 27, 1996, there were no amounts outstanding under the Bank Facility; however, based on the Company's accounts receivable and inventory levels the Company was eligible to borrow approximately $14.7 million under the Bank Facility. Borrowings under the Bank Facility will mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

        The Company expects that existing cash and cash equivalents, cash from operations, plus available borrowings under the Bank Facility will be adequate to fund the Company's working capital needs for the foreseeable future.

D.      NET OPERATING LOSS CARRYFORWARDS

        At July 27, 1996, the Company had net operating loss carryforwards ("NOLs") of approximately $2.8 million. These NOLs, if not utilized to offset taxable income in future periods, will expire in the fiscal years 2008 and 2009. See Note 10 of Notes to Financial Statements under Paragraph b. of Item 8 -- "Financial Statements and Supplementary Data -- Financial Statements."

        The Company experienced an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") upon consummation of the IPO and the other components of the Recapitalization. The Company's ability to use its NOLs existing at such time to offset its taxable income, if any, generated in taxable periods after the ownership will thus be subject to an annual limitation (the "Annual NOL Limitation") described below.

        The amount of the Annual NOL Limitation is determined by multiplying the value of the Company immediately before the IPO and the federal long-term tax-exempt rate, as determined under Sections 382(f) and 1274(d) of the Code. Based on its estimation of the Annual NOL Limitation, the Company believes that it will be entitled to fully use its NOLs (to the extent the Company generates taxable income) over the next three fiscal years. The Company's estimation of the Annual NOL Limitation is based on a determination of the Company's value at the time of the ownership change and the application of the existing Treasury regulations, both of which are subject to varying interpretations. In addition, the Company's NOLs may be subject to reduction prior to the application of the Annual NOL Limitation due to audit adjustments for taxable periods ending on or before the consummation of the IPO.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A.      QUARTERLY FINANCIAL DATA

        The Financial Statements and related Notes to Financial Statements of the Company identified in the Index to Financial Statements appearing under
Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K, are incorporated herein by reference.


        The Company has experienced significant fluctuations in net sales and operating results from quarter to quarter due to a number of factors and expects such fluctuations to continue in future periods. Because of the Company's highly concentrated customer base, net sales and operating results may vary significantly from quarter to quarter due to the timing of customer orders or payments. See Subparagraph c. (iii) of Item 1 -- "Factors That May Affect Future Results -- Reliance on Certain Customers." Additional factors that may cause the Company's net sales and operating results to vary significantly from quarter to quarter include, among others: timing of shipments; disruptions in sources of supply; competition and pricing in the telecommunication network voice and data transmission products market; new product introductions by the Company or its competitors; possible recalls; production or quality problems; timing of new product development; further expansion of marketing and sales operations; changes in material costs; regulatory changes; capital spending; and changes in general economic conditions. The Company has not, to date, experienced seasonality in its product shipments. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in net sales in any quarter could have a material adverse effect on the Company's operating results in that quarter and may result in adverse fluctuations in the market price of the Common Stock. See Subparagraph c. (vi) of Item 1 -- "Factors That May Affect Future Results -- Dependence on Certain Suppliers" and Subparagraph c. (x) of Item 1 -- "Factors That May Affect Future Results -- Fluctuations in Operating Results."

B.      FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32

Balance Sheets as of July 29, 1995 and July 27, 1996  . . . . . . . . . . . . . . . . . . . . . . .      33

Statements of Income for the years ended July 30, 1994, July 29,
  1995 and July 27, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34

Statements of Changes in Stockholders' Equity (Deficit) for the years
  ended July 30, 1994, July 29, 1995 and July 27, 1996  . . . . . . . . . . . . . . . . . . . . . .      35

Statements of Cash Flows for the years ended July 30, 1994, July 29,
  1995 and July 27, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37-44

                   REPORT OF INDEPENDENT AUDITORS (DEFICIT)

To the Stockholders and Board of Directors
Teltrend Inc.

         We have audited the accompanying balance sheets of Teltrend Inc. as of July 29, 1995 and July 27, 1996, and the related statements of income, changes in stockholders' equity (deficit) and cash flows for each of the years ended July 30, 1994, July 29, 1995 and July 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teltrend Inc. as of July 29, 1995 and July 27, 1996, and the results of its operations and its cash flows for each of the years ended July 30, 1994, July 29, 1995 and July 27, 1996 in conformity with generally accepted accounting principles.



/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 29, 1996

                                 TELTREND INC.

                                 BALANCE SHEETS

                                                                       JULY 29,             JULY 27,
                                                                        1995                  1996
                                                                      ---------             --------
                                                    ASSETS
Current assets:
Cash and cash equivalents                                           $  4,416,421          $ 22,889,192
Trade accounts receivable, net of allowance for
  doubtful accounts of $102,000 and $260,192                           8,099,570            11,940,566
Inventories                                                            7,929,022            12,349,169
Deferred income taxes                                                  2,328,058             2,227,232
Prepaid expenses and other current assets                                696,924             1,133,831
                                                                    ------------          ------------
                                                                      23,469,995            50,539,990
Machinery and equipment                                               10,539,248            12,554,728
Leasehold improvements                                                   782,712               895,506
Accumulated depreciation                                              (6,962,526)           (7,579,651)
                                                                     -----------          -------------
                                                                       4,359,434              5,870,583
Deferred income taxes                                                    671,942                766,694
Other assets, less accumulated amortization of
  $422,098 and $496,357                                                  197,600                106,819
                                                                    ------------          -------------
                                                                     $28,698,971          $  57,284,086
                                                                     ===========          =============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  5,413,870          $  6,017,340
  Accrued expenses                                                     6,909,942             8,621,970
  Income taxes payable                                                   720,772                    --
  Current portion of long-term debt                                      237,464                    --
                                                                    ------------          ------------
                                                                      13,282,048            14,639,310

Stockholders' equity (deficit):
  Common stock:
    Common stock, $0.01 par value, 15,000,000 shares
      authorized and 5,748,679 and 6,422,596 issued and
      outstanding respectively                                            57,487                64,226
    Class A Common Stock, convertible into Common
      Stock, $0.01 par value, 1,000,000 shares authorized
      and 75,122 and none issued and outstanding, respectively               751                    --
Additional paid-in capital                                            84,107,304            99,165,221
Accumulated deficit                                                  (68,748,619)          (56,584,671)
                                                                     -----------           -----------
                                                                      15,416,923            42,644,776
                                                                     -----------           -----------
                                                                     $28,698,971           $57,284,086
                                                                     ===========          ============





   The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.

                              STATEMENTS OF INCOME


                                                                               YEAR ENDED
                                                           ---------------------------------------------------

                                                            JULY 30,          JULY 29,           JULY 27,
                                                              1994              1995              1996
                                                            --------          --------          --------
Net sales                                                 $ 49,453,915     $ 62,052,041      $ 85,912,819
Cost of sales                                               31,129,738       35,991,032        46,643,923
                                                          ------------     ------------      ------------
Gross profit                                                18,324,177       26,061,009        39,268,896
Operating expenses:
  Sales and marketing                                        4,914,140        5,907,864         7,308,716
  Research and development                                   4,862,261        5,337,455         7,943,964
  General and administrative                                 2,538,542        3,424,860         4,163,984
                                                          ------------     ------------      ------------
                                                            12,314,943       14,670,179        19,416,664
                                                          ------------     ------------      ------------
Income from operations                                       6,009,234       11,390,830        19,852,232
Other expense (income):
  Interest expense to related parties                        5,925,526        8,422,937                --
  Interest expense -- others                                    52,384           78,419            17,931
  Interest income                                               (2,727)         (17,350)         (826,672)
  Other -- net                                                 (24,115)         204,306            44,112
                                                          ------------     ------------      ------------
                                                             5,951,068        8,688,312          (764,629)
                                                          ------------     ------------      ------------
Income before income taxes and
  extraordinary items                                           58,166        2,702,518        20,616,861
Benefit (provision) for income taxes                           (50,000)       2,038,250        (8,452,913)
                                                          ------------     ------------       -----------
Income before extraordinary items                                8,166        4,740,768        12,163,948
Extraordinary items                                                 --         (410,750)               --
                                                          ------------     ------------       -----------
Net income                                                $      8,166     $  4,330,018      $ 12,163,948
                                                          ============     ============       ===========
Net income per common share                                                                  $       1.86
                                                                                             ============
Average common shares outstanding                                                               6,552,339
                                                                                             ============
Pro-forma net income (unaudited)                          $  3,744,721     $  7,105,524
                                                          ============     ============
Pro-forma net income per common
  share (unaudited)                                       $       0.63    $        1.19
                                                          ============     ============
Pro-forma average common shares
   outstanding (unaudited)                                   5,943,395        5,951,485
                                                          ============     ============





   The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    COMMON       ADDITIONAL        ACCUMULATED
                                                                    STOCK   PAID-IN-CAPITAL         DEFICIT
                                                                   -------  ---------------     --------------
Balance, July 31, 1993                                          $    3,902    $  30,006,143      $(73,086,803)
  Net income                                                            --               --              8,166
                                                                 ---------      -----------     --------------
Balance, July 30, 1994                                               3,902       30,006,143       (73,078,637)
  Conversion of shares as described in Recapitalization             16,558         (16,558)                 --
  Initial public offering                                           37,375       54,079,817                 --
  Options exercised                                                    403           37,902                 --
  Net income                                                            --               --          4,330,018
                                                               ----------- ----------------    ---------------
Balance, July 29, 1995                                             $58,238     $ 84,107,304      $(68,748,619)
  Secondary public offering                                          5,750       14,750,001                 --
  Options exercised                                                    238            3,581                 --
  Tax benefit from exercise of stock options                            --          304,335                 --
  Net income                                                            --               --         12,163,948
                                                              ------------ ----------------     --------------
Balance, July 27, 1996                                         $    64,226   $   99,165,221     $ (56,584,671)
                                                               ===========   ==============     ==============





   The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.

                            STATEMENTS OF CASH FLOWS


                                                                            FOR THE FISCAL YEAR ENDED
                                                           -------------------------------------------------------
                                                                   JULY 30,          JULY 29,          JULY 27,
                                                                    1994              1995              1996
                                                                  --------          --------          --------
OPERATING ACTIVITIES:
Net income                                                   $        8,166     $   4,330,018    $  12,163,948
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                   1,785,732         1,336,941        1,741,465
  Write-off of deferred financing costs                                  --           162,500               --
  (Gain) loss on sale of equipment                                  (34,322)          191,706            6,739
  Issuance of additional Series A and
    Series B debentures in lieu of interest payments              3,598,011         3,099,204               --
  Changes in certain assets and liabilities:
    Accounts receivable                                          (1,404,156)       (2,101,261)      (3,840,996)
    Inventories                                                  (2,780,621)          851,478       (4,420,147)
    Deferred income taxes                                                --        (3,000,000)           6,074
    Prepaid expenses and other current assets                      (118,432)         (254,472)        (436,907)
    Accounts payable                                                672,460         1,977,061          603,470
    Income taxes payable                                                 --           720,772        (416,348)
    Accrued expenses                                              1,852,708           261,337        1,712,028
                                                             --------------     -------------    -------------
Net cash provided by operating activities                         3,579,546         7,575,284        7,119,236

FINANCING ACTIVITIES:
Exercise of common stock options                                         --            38,308            3,819
Proceeds from public stock offerings                                     --        54,117,191       14,755,751
Payment of long-term debt                                       (18,237,463)      (69,954,098)        (237,464)
Proceeds from issuance of long-term debt                         15,800,000        15,000,000               --
                                                             --------------     -------------    -------------
Net cash (used for) provided by financing activities             (2,437,463)         (798,599)      14,522,106

INVESTING ACTIVITIES:
Capital expenditures                                             (1,091,624)       (2,419,686)      (3,203,557)
Proceeds from sale of equipment                                      64,180            49,670           18,464
Other investing activities                                           56,020          (133,980)          16,522
                                                             --------------     -------------    --------------
Net cash used for investing activities                           (1,083,464)       (2,503,996)      (3,168,571)
                                                             --------------     -------------    -------------
Net increase in cash                                                 58,619         4,272,689       18,472,771
Cash and cash equivalents, beginning of year                         85,113           143,732        4,416,421
                                                             --------------     -------------    -------------
Cash and cash equivalents, end of year                       $      143,732     $   4,416,421    $  22,889,192
                                                             ==============     =============    =============




   The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

THE RECAPITALIZATION

         During the fourth quarter of Fiscal 1995, Teltrend Inc. (the "Company") completed a Recapitalization (the "Recapitalization"). The principal components of the Recapitalization included (i) the conversion of all of the Company's existing capital stock whereby each issued and outstanding share of Class A common stock, $.01 par value per share, of the Company (the "Old Class A Stock") was converted into 6.086133 shares of a new class of common stock, $.01 par value per share (the "Common Stock"), of the Company and each issued and outstanding share of Class B common stock, $.01 par value per share (the "Old Class B Stock"), and Class C common stock, $.01 par value per share (the "Old Class C Stock"), of the Company was canceled (the "Common Stock Conversion"), (ii) the sale by the Company of 3,737,500 shares of Common Stock in an initial public offering (the "IPO") at a price per share of $16.00 (less underwriting discounts and commissions of $1.12 per share), (iii) the issuance by the Company of shares of a new Class A common stock, $.01 par value per share (the "Class A Stock"), to certain stockholders in exchange for an equal number of shares of Common Stock (the "Common Stock Exchange"), (iv) the merger of all of the Company's subsidiaries with and into the Company, and (v) the payment, using the net proceeds of the IPO, of all of the Company's outstanding indebtedness under its Series B Debentures and its credit agreement with The Prudential Insurance Company of America and Pruco Life Insurance Company (the "Former Credit Agreement," which consisted of term loans, a revolving loan facility and Series A Debentures), as well as certain related obligations (the "Debt Payment").

SECOND PUBLIC OFFERING

         During the second quarter of Fiscal 1996, the Company sold an additional 575,000 shares of its Common Stock pursuant to a registered public offering (the "Second Public Offering") of shares of Common Stock. The net proceeds of the Second Public Offering received by the Company totalled approximately $14.7 million (after deducting underwriting discounts, commissions and expenses). In connection with the Second Public Offering all of the outstanding shares of Class A Stock were sold, and upon such sale automatically converted into an equal number of shares of Common Stock. Accordingly, no shares of the Company's Class A Stock were outstanding as of July 27, 1996.

PRO-FORMA NET INCOME PER SHARE

         Pro forma net income and pro forma net income per share data is based on historical net income adjusted to reflect the Recapitalization as if it had occurred as of August 1, 1993.

NOTE 2.  DESCRIPTION OF BUSINESS

         The Company is an independent equipment supplier to the special service segment of the telecommunication industry. The Company manufactures and markets telecommunication equipment and related products that monitor, clarify, convert, switch, transmit, or otherwise process signals in telecommunication lines of voice and data communication networks. The Company's year-end is the last Saturday in July for financial reporting and tax purposes.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost as determined by the first in, first out method or market value.

INCOME TAXES

         The Company accounts for income taxes using the liability method as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are recorded at cost. The Company uses the straight-line method of computing provisions for depreciation and amortization of equipment and leasehold improvements over estimated useful lives ranging from three to ten years.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

EARNINGS PER SHARE

         The Company computes earnings per share by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.

STOCK OPTIONS

         Stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB #25"). Under APB #25, no compensation expense is recognized when the exercise price of the option equals the fair value of the underlying stock on the grant date.

RECLASSIFICATION

         Certain amounts in the Fiscal 1995 Financial Statements have been reclassified to conform to Fiscal 1996 presentation.

NOTE 4.  RETIREMENT INVESTMENT PLAN

         The Company has a defined-contribution plan covering all full and part-time personnel who have a minimum of one-half year of service and have attained the age of 21. The plan became effective January 1, 1990. Participants may contribute between 1% and 15% of their annual compensation. Through December 31, 1993, the Company contributed $.25 for each $ 1.00 contributed to the plan by the participant up to a maximum of 4% of the participant's annual compensation. Effective January 1, 1994, the Company increased contributions to $.40 for each $1.00 contributed to the plan by the participant up to a maximum of 5% of the participant's annual compensation.

Company contributions were $81,250, $142,369 and $183,900 for the years ended July 30, 1994, July 29, 1995 and July 27, 1996 respectively.

NOTE 5.  INVENTORIES

         Inventories at July 29, 1995 and July 27, 1996 were as follows:

                                                                          1995                  1996
                                                                         -----                  ----
 Raw materials . . . . . . . . . . . . . . . . . . . . . . .          $4,481,146            $ 7,904,341
 Work-in-process . . . . . . . . . . . . . . . . . . . . . .           1,386,683              1,795,233
 Finished goods  . . . . . . . . . . . . . . . . . . . . . .           2,061,193              2,649,595
                                                                      ----------            -----------
                                                                      $7,929,022            $12,349,169
                                                                      ==========            ===========


NOTE 6.  ACCRUED EXPENSES

         Accrued expenses at July 29, 1995 and July 27, 1996 consisted of:

                                                                          1995                  1996
                                                                          ----                  ----
 Salaries, wages and bonuses . . . . . . . . . . . . . . . .           $2,676,853           $3,756,607
 Warranty  . . . . . . . . . . . . . . . . . . . . . . . . .            1,672,882            1,453,340

 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,560,207            3,412,023
                                                                       ----------           ----------
                                                                       $6,909,942           $8,621,970

NOTE 7.  LONG TERM DEBT

         Long-term debt at July 29, 1995 was $237,464 which consisted of a note payable at 9% interest to a former stockholder. The final payment was due in November, 1995, however, the note plus accrued interest was prepaid in August, 1995. There was no long-term debt at July 27, 1996.

         Interest paid in fiscal years 1994, 1995 and 1996 was $2,237,346, $6,526,593 and $17,931 respectively.

         In connection with the Recapitalization, the term notes, Series A and B Debentures and revolving note payable were retired with the proceeds of the IPO. Also, in connection with the Recapitalization, the Company entered into a new credit facility (the "Bank Facility") which provides, subject to certain restrictions, up to $15 million on an unsecured basis for working capital financing. As of July 29, 1995 and July 27, 1996, no amounts were outstanding under the Bank Facility. At July 29, 1995 and July 27, 1996, Teltrend was eligible to borrow up to $10,038,945 and $14,685,834, respectively.

         Under the Bank Facility agreement, the Company is restricted to declare and pay dividends on its Common Stock not to exceed 50% of net income for the immediately preceding fiscal year.

NOTE 8.  COMMON STOCK OPTIONS

         Prior to the Recapitalization, the Company had a stock option plan (the "Plan") which provided for the grant of both incentive stock options and nonqualified stock options to purchase shares of the Old Class A Stock. Unless the applicable agreement expressly provided otherwise, each option granted under the Plan was exercisable as to 20% of the shares covered thereby immediately upon grant and as to an additional 20% of such shares on each of the next four anniversaries of the date of grant.

         In fiscal year 1994, the Board of Directors approved a resolution to decrease the exercise price of all options outstanding under the Plan to the then-estimated value of $.1643 per share from $4.1077 per share. In connection with the Recapitalization, all options outstanding under the Plan were converted into options to purchase shares of Common Stock and the Company's Board of Directors amended the Plan to provide that no additional options could be granted thereunder in the future. As of July 27, 1996, 96,754 options were outstanding under the Plan.

         In fiscal year 1990, a key employee was granted an option (the "Key Employee Option") separate from the Plan to purchase 82,163 shares of Old Class A Stock. The Key Employee Option was exercisable as to 20% of the shares covered thereby upon grant and as to an additional 20% of such shares on each of the next four anniversaries of date of grant at an exercise price of $.1643 per share ($4.1077 per share prior to 1994) and expired ten years from date of grant. As of July 29, 1995, the key employee had exercised the Key Employee Option as to all of the 82,163 shares of Old Class A Stock covered thereby.

         During June 1995 the Company adopted the Teltrend Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan") which provides for the grant of both incentive stock options in accordance with Section 422A of the Internal Revenue Code and nonqualified stock options. A maximum of 440,000 shares of Common Stock may be issued in the aggregate to key employees of the Company. The Compensation Committee of the Company's Board of Directors which administers the 1995 Stock Option Plan will determine when and to whom options will be granted. Unless the applicable agreement expressly provides otherwise, options shall become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. As of July 27, 1996, 399,000 options were outstanding under the 1995 Stock Option Plan.

         During January 1996, the Company adopted the Teltrend Inc. 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan") which provides for the grant of nonqualified stock options. A maximum of 240,000 shares of Common Stock may be issued to non-employee directors of the Company. Each individual elected as a director of the Company at the January 11, 1996 Annual Meeting who qualified as a non-employee director received an option to purchase up to 12,000 shares of Common Stock as of the date of the Annual Meeting. Thereafter, each non-employee director, who has not previously served on the Company's Board of Directors, will receive an option to purchase up to 12,000 shares of Common Stock on the date of his or her initial election to the Board. A non-employee director may receive only one option grant under the Director Option Plan.

         Options granted under the Director Option Plan will vest and become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. As of July 27, 1996, 60,000 options were outstanding under the Director Option Plan.

         Transactions involving stock options granted under the Plan (after giving effect to the Recapitalization), the Key Employee Option, the 1995 Stock Option Plan and the Director Option Plan are summarized as follows:


                                                                    NUMBER OF
                                                                     OPTIONS                PRICE
                                                                    ---------               -----
 Outstanding, July 31, 1993  . . . . . . . . . . .                   318,567                 .16
 Granted . . . . . . . . . . . . . . . . . . . . .                     5,483                 .16
 Exercised . . . . . . . . . . . . . . . . . . . .                        --                  --

 Canceled  . . . . . . . . . . . . . . . . . . . .                   (10,437)                .16
                                                                    --------

 Outstanding, July 30, 1994  . . . . . . . . . . .                   313,613                 .16
 Granted . . . . . . . . . . . . . . . . . . . . .                    54,808                 .16

 Granted . . . . . . . . . . . . . . . . . . . . .                   330,000               16.00
 Exercised . . . . . . . . . . . . . . . . . . . .                  (233,139)                .16
 Canceled  . . . . . . . . . . . . . . . . . . . .                   (14,734)                .16
                                                                    --------


 Outstanding, July 29, 1995  . . . . . . . . . . .                   450,548               11.76
 Granted . . . . . . . . . . . . . . . . . . . . .                   129,000               28.75 to 47.00
 Exercised . . . . . . . . . . . . . . . . . . . .                   (23,794)                .16
                                                                    --------
 Outstanding, July 27, 1996  . . . . . . . . . . .                   555,754               19.10
                                                                    --------


    Of the 555,754 stock options outstanding at July 27, 1996, 140,361 are currently exercisable.

         The exercise of non-qualified stock options results in state and federal tax benefits to the Company relating to the difference between the market price at the date of exercise and the option price. During Fiscal Year 1996, $304,335 was credited to additional paid-in capital.

NOTE 9.  LEASE COMMITMENTS

         The Company leases its office and manufacturing facilities and pays real estate taxes, insurance, and general repairs and maintenance on the leased facilities. Rent expense for the fiscal years ended July 30, 1994, July 29, 1995 and July 27, 1996 totaled $689,151, $690,373 and $697,280 respectively.

         Future minimum annual rental payments required under the lease are as follows:

 Fiscal Year 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  514,040
 Fiscal Year 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               499,448
 Fiscal Year 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   83,241
                                                                                          ----------
                                                                                          $1,096,729



NOTE 10.  INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                                             JULY 29,         JULY 27,
                                                                               1995             1996
                                                                             --------         --------
 Deferred tax assets (liabilities):
          Net operating loss carryforwards . . . . . . . . . . . .         $1,353,290         $964,334
          Product warranty accruals  . . . . . . . . . . . . . . .            635,695          581,336
          Inventory reserves . . . . . . . . . . . . . . . . . . .            710,695          826,118

          Vacation accrual . . . . . . . . . . . . . . . . . . . .            279,636          362,152
          Medical reserve  . . . . . . . . . . . . . . . . . . . .            195,195          242,487
          Unicap adjustment  . . . . . . . . . . . . . . . . . . .            193,402           86,528

          Other  . . . . . . . . . . . . . . . . . . . . . . . . .            (6,763)          173,035
                                                                           ----------       ----------
                    Total deferred tax assets  . . . . . . . . . .          3,361,150        3,235,990
          Tax over book depreciation . . . . . . . . . . . . . . .          (361,150)        (242,064)
                                                                           ----------       ----------

          Net recorded deferred tax assets . . . . . . . . . . . .         $3,000,000       $2,993,926
                                                                           ==========       ==========
 Recognized in balance sheet:
          Net deferred tax assets -- current . . . . . . . . . . .         $2,328,058       $2,227,232
          Net deferred tax assets -- noncurrent  . . . . . . . . .            671,942          766,694
                                                                           ----------       ----------

                  Net deferred tax assets  . . . . . . . . . . . .         $3,000,000       $2,993,926
                                                                           ==========       ==========

         In fiscal year 1994, a valuation allowance was recorded for the full value of net deferred tax assets as the Company had no history of generating taxable income and with the level of recorded debt and related interest expense could not forecast taxable income. Upon consummation of the Recapitalization in the fourth quarter of fiscal year 1995, substantially all outstanding long-term debt was repaid. This debt repayment along with improved operating results generated significant taxable income in fiscal year 1995 and 1996. The Company has forecast significant taxable income for the next several years, which has eliminated the need for a valuation allowance at July 29, 1995 and July 27, 1996.

         At July 29, 1995 and July 27, 1996, the Company has available for tax purposes approximately $4.0 million and $2.8 million, respectively, of net operating loss carryforwards which expire in fiscal years 2008 and 2009.

         Significant components of the provision (benefit) for income taxes are as follows:

                                                                     FISCAL YEAR ENDED
                                                     -------------------------------------------------
                                                          1994              1995               1996
                                                          ----              ----               ----
 Current provision
          Federal  . . . . . . . . . . . . .           $30,000            $ 731,750         $7,407,115
          State  . . . . . . . . . . . . . .            20,000              230,000          1,039,724
                                                       -------           ----------          ---------
                                                        50,000              961,750          8,446,839

 Deferred tax (benefit) provision  . . . . .                            (3,000,000)              6,074
                                                       -------          -----------          ---------
          Provision (benefit) for income taxes         $50,000         $(2,038,250)         $8,452,913
                                                       =======         ============         ==========

         Income taxes paid in fiscal years 1994, 1995 and 1996 totaled $0, $35,000 and $9,080,000 respectively.

         Total income tax provision (benefit) for each year varied from the amount computed by applying the statutory U.S. federal income tax rates to income before taxes and extraordinary items for the reasons set forth in the following reconciliation.

                                                                       FISCAL YEAR ENDED
                                                      ------------------------------------------------



                                                            1994              1995             1996
                                                          -------           --------           ----
 Income tax provision at the statutory rate  . . .         $19,780          $ 918,860       $7,215,901

 Increase (reduction) resulting from:

          Decrease in valuation reserve for non-
          realizable tax benefits  . . . . . . . .         (86,844)        (3,375,548)              --
          State income taxes, net of federal tax
          benefit  . . . . . . . . . . . . . . . .          95,800            230,000        1,039,724

          Other, net . . . . . . . . . . . . . . .          21,264            188,438          197,288
                                                           -------        -----------       ----------
 Actual income tax provision (benefit) . . . . . .         $50,000        $(2,038,250)      $8,452,913
                                                           =======        ===========       ==========


NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company has commitments to purchase raw materials under purchase contracts with various vendors totaling approximately $13,755,501 at July 29, 1995 and $9,719,931 at July 27, 1996.

         On August 20, 1996, the Company entered into an agreement to purchase land for an estimated $1.7 million. The Company plans to build a manufacturing facility on this land beginning in Fiscal Year 1997.

NOTE 12.  RELATED PARTY TRANSACTIONS

         Pursuant to an agreement between the Company and one of its principal stockholders, the stockholder provided management and consulting services to the Company for fees and related expenses of approximately $258,000 for the year ended July 30, 1994 and $717,000, which includes an additional fee of $500,000 paid in consideration of the early termination of the management and consulting contract upon consummation of the Recapitalization, for the year ended July 29, 1995.

NOTE 13.  SIGNIFICANT CUSTOMERS

         For the year ended July 27, 1996, four customers comprised approximately 20.6%, 18.4%, 18.2% and 15.2% of net sales 22.3%, 20.7%, 17.1%
and 12.6% for the year ended July 29, 1995 and 25.9%, 17.3%, 16.9% and 12.8%
for the year ended July 30, 1994.

NOTE 14.  EXTRAORDINARY ITEMS

         Extraordinary items for the year ended July 29, 1995 include a $500,000 prepayment penalty paid upon prepayment of the Former Credit Agreement in connection with the Recapitalization, the write-off of the unamortized loan financing costs of $162,500 related to the Former Credit Agreement and a tax benefit of $251,750 relating to the prepayment penalty and write-off.

NOTE 15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


          FISCAL 1995                                                OCTOBER 29,       JANUARY 28,     APRIL 29,       JULY 29,
          -----------                                                  1994              1995           1995            1995
                                                                  -----------------  --------------  -------------  --------------
          Net sales . . . . . . . . . . . . . . . . . . . . . .   $ 14,837,525       $14,793,491     $14,985,824    $17,435,201
          Gross profit  . . . . . . . . . . . . . . . . . . . .      6,082,413         5,841,491       6,090,752      8,046,353
          Income (loss) before extraordinary items  . . . . . .     (1,753,237)(1)       605,762         695,739      5,192,504(2)

            Net income (loss) . . . . . . . . . . . . . . . . .     (1,753,237)           60,762         695,739      4,781,754(3)
          Pro forma net income  . . . . . . . . . . . . . . . .      1,678,879         1,379,937       1,423,783      2,622,925
          Pro forma net income per share of common equity . . .           0.28              0.23            0.24           0.44


          FISCAL 1996                                                OCTOBER 28,       JANUARY 27,     APRIL 27,       JULY 27,
          -----------                                                  1995              1996            1996           1996
                                                                  -----------------  --------------  -------------  --------------

          Net sales . . . . . . . . . . . . . . . . . . . . . .    $20,851,281       $20,531,673     $20,763,736    $23,766,129

          Gross profit  . . . . . . . . . . . . . . . . . . . .      9,457,120         9,081,897       9,734,209     10,995,670
            Net income  . . . . . . . . . . . . . . . . . . . .      2,828,641         2,716,180       3,126,274      3,492,853
          Net income per share of common equity . . . . . . . .           0.47              0.41            0.46           0.52

_________________________________________________________________

(1) In the quarter ended October 29, 1994, the Company incurred a $2.9 million charge for the accretion of the outstanding principal amount of the Series A and B Debentures under the Former Credit Agreement.

(2) In the quarter ended July 29, 1995, the valuation reversed for non-realizable tax benefits of $3,375,548 was reserved. See Note 10.

(3) The Company incurred an extraordinary charge in the quarter ended July 29, 1995 in connection with the Recapitalization. The charge included a $500,000 prepayment penalty which was paid upon the prepayment of the Former Credit Agreement in connection with the Recapitalization and the write-off of deferred financing costs associated with the Former Credit Agreement, net of taxes. See Note 14.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The name of and certain information regarding each current director and executive officer of the Company.


         HOWARD L. KIRBY, JR., PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR--Mr. Kirby has served as the President, Chief Executive Officer and a director of the Company since January 1990. Mr. Kirby began his career in the telecommunications industry in 1962 with Collins Radio Company (which subsequently became a part of Rockwell International Corporation), where he spent 20 years in various management positions in engineering, marketing and sales. From 1982 to 1984, Mr. Kirby was the Director of Planning and Business Development for U.S. Telephone, now part of Sprint Corporation. In 1984, Mr. Kirby became the Vice President and General Manager at Pulse Communications, Inc., a subsidiary of Hubbell Incorporated, and held that position until he joined the Company in 1990. Mr. Kirby is 61 years old.

         CARL M. MUELLER, DIRECTOR AND CHAIRMAN OF THE BOARD OF DIRECTORS--Mr. Mueller has been a director of the Company since September 1990. Mr. Mueller retired as Vice Chairman of Bankers Trust Company in June 1985. Mr. Mueller is a director of BT Capital Partners Corporation and Cabot Oil & Gas Corporation. Mr. Mueller is also a director of AEA Investors Inc. ("AEA"), a private investment firm which, prior to the IPO, owned 49% of the voting securities of and provided certain financing to the Company. Mr. Mueller is 76 years old.

         FRANK T. CARY, DIRECTOR--Mr. Cary has been a director of the Company since January 1989. Mr. Cary is a former Chairman of the Board and Chief Executive Officer of International Business Machines Corporation. He is a director of Capital Cities/ABC, Inc., Celgene Corporation, Cygnus Inc., ICOS Corporation, Lincare Holdings, Inc. and SPS Transaction Services, Inc. Mr. Cary is also a director of AEA. Mr. Cary is 75 years old.

         HARRY CRUTCHER, III, DIRECTOR--Mr. Crutcher has been a director of the Company since July 1996. He has been a practicing attorney for more than thirty years, specializing in financial transactions. He spends the majority of his time as a business, management and financial consultant. His companies, Crutcher Enterprises, Inc. and Resorts Financial Services Co., are involved in acquisitions, restructuring, and strategic planning related to operating businesses, particularly in the resort and hospitality industry. Mr. Crutcher is 58 years old.

         WILLIAM R. DELK, DIRECTOR--Mr. Delk has been a director of the Company since January 1996. Mr. Delk has over 35 years experience in the telecommunications industry, having held various positions from 1959 to 1984 with Southern Bell and from 1984 to 1994 with BellSouth Corporation and its subsidiaries (which accounted for 12.6% of the Company's total net sales during fiscal 1995). Mr. Delk retired in December 1994 as Vice President of Bellsouth Telecommunications, Inc., a position he had held since April 1993 and in which his responsibilities included procurement, supply handling and delivery, service management and other support functions for a nine-state operation.
From January 1988 through March 1993, Mr. Delk was a Vice President of BellSouth Enterprises, Inc., responsible for personnel and executive compensation, information systems and public relations. Mr. Delk is 58 years old.

         DONALD R. HOLLIS, DIRECTOR--Mr. Hollis has been a director of the Company since July 1996. Mr. Hollis is currently the president of DRH Strategic Consulting, Inc. which assists clients in developing strategies for leveraging technology, and the president of Hollis Enterprises of Vermont, Inc. which provides services to consumers and small businesses. From 1981 to 1996, Mr. Hollis was an Executive Vice President of First Chicago Corporation ("First Chicago") responsible for First Chicago's technology and commercial transaction processing businesses. Prior to that Mr. Hollis had various positions at Chase Manhatten Bank, Interactive Data Corporation, the Glidden Company and Smith-Corona Marchant. Mr. Hollis is 60 years old.

         BERNARD F. SERGESKETTER, DIRECTOR--Mr. Sergesketter has been a director of the Company since January 1996. Since August 1994, Mr. Sergesketter has been the president and Chief Executive Officer of Sergesketter & Associates Inc., a firm which provides consulting services in the telecommunications, quality management and organizational development areas. Prior to that, Mr. Sergesketter had various positions (including positions in engineering, finance, sales and marketing) during his 36 year career with AT&T including, from January 1983 to August 1994, Vice President -- Central Region. As Vice President -- central Region of AT&T, Mr. Sergesketter's principal responsibilities were for AT&T's sales and marketing operations in the Midwest. Mr. Sergesketter is 60 years old.

         HENRY F. SKELSEY, DIRECTOR-- Mr. Skelsey has been a director of the company since January 1989 and was the Company's Vice President, Assistant Secretary and Assistant Treasurer from April 7, 1995 to February 20, 1996. Mr. Skelsey has been a Managing Director of AEA since 1988. Prior to his joining AEA, Mr. Skelsey was a Vice President in the Merchant Banking Division of Shearson Lehman Brothers Inc., an investment banking firm. Mr. Skelsey is also presently a director of Dal-Tile International Inc. Mr. Skelsey is 38 years old.

         GILBERT H. HOSIE, VICE PRESIDENT, SALES--Mr. Hosie joined the Company in 1985 and served in various sales and marketing positions until he was elected to serve as the Company's Vice President, Sales in August 1994. Mr. Hosie began his career as a technician for New York Telephone Company in 1964. In 1969, he became District Sales Manager for General Electric Company and held that position for six years. In 1975, Mr. Hosie joined Wescom Telephone Products Division ("Wescom") of Rockwell International Corporation ("Rockwell") as its Midwest Regional Manager and remained at Wescom until he joined the Company in 1985. Mr. Hosie is 55 years old.

         DOUGLAS P. HOFFMEYER, VICE PRESIDENT, FINANCE, SECRETARY AND TREASURER--Mr. Hoffmeyer joined the Company in 1986 and has served as the Company's Vice President, Finance, Secretary and Treasurer since 1988. Mr. Hoffmeyer began his career in 1969 with the public accounting firm of Arthur Andersen & Co., where he remained for five years before taking a partnership with a Chicago-area accounting firm. Mr. Hoffmeyer is 49 years old.

         LAURENCE L. SHEETS, VICE PRESIDENT/GENERAL MANGER, BROADBAND PRODUCTS--Mr. Sheets has served as the Company's Vice President/General Manager, Broadband Products since July 1996. Mr. Sheets joined Bell Telephone Laboratories ("Bell Labs") as a member of its technical staff in 1966 and, in 1978, was promoted to Distinguished Member of Technical Staff. In 1984, Mr. Sheets joined Rockwell where he held various positions, including Manager of Advanced Technology at Wescom, until joining the Company in 1991. From January 1991 to July 1996, Mr. Sheets was the Vice President, Engineering for the Company. Mr. Sheets is 53 years old.

         MICHAEL S. GRZESKOWIAK, VICE PRESIDENT, OPERATIONS--Mr. Grzeskowiak has served as the Company's Vice President, Operations since February 1990. He began his career at Western Electric Company (now Lucent) in 1967, supporting factory and field installations for switching systems. In 1975, he joined Wescom where he held various positions, including Director of Manufacturing, Director of Production Operations and Director of Manufacturing Planning, until he joined the Company in 1990. Mr. Grzeskowiak is 51 years old.

         DONALD G. BOZEMAN, VICE PRESIDENT/GENERAL MANAGER, T1 AND WIRELESS PRODUCTS--Mr. Bozeman has served the Company as the Vice President/General Manager, T1 and Wireless Products since July 1996. Mr. Bozeman began his career in 1962 as a design engineer at Western Electric Company and subsequently held various engineering, sales and product development positions with a number of firms. From 19983 to 1986, Mr. Bozeman was employed by Telco Systems, Inc. as its Vice President of Corporate Development and later as the President of its Voice Frequency Division. Mr. Bozeman served as Vice President of Marketing for Pulsecomm from 1986 until 1991. Mr. Bozeman joined the Company in February 1992, and from August 1994 to July 1996, Mr. Bozeman was the Vice President, Marketing for the Company. Mr. Bozeman is 61 years old.

         JACK C. PARKER, VICE PRESIDENT/GENERAL MANAGER, VF AND DLC PRODUCTS--Mr. Parker joined the Company in September 1996 as the Company's Vice President/General Manger, VF and DLC Products. Mr. Parker began his career with Harris Corporation's Aerospace Group in 1969. From 1972 to 1980, Mr. Parker was employed by General Electric's Telecommunications Division (which was later acquired by Wescom, which was, in turn, later acquired by Rockwell) where he served as an electronic design engineer and supervisor. In 1980, Mr. Parker joined Tellabs Inc. as the Manager of Digital Processing. In 1985, Mr. Parker joined the Pulsecom Division of Hubbell Corporation as a Vice President of Engineering, before returning to Harris Corporation as the Vice President of the Loop Systems Business Unit of the Dracon Division and later as the Vice President of Engineering. Most recently, Mr. Parker was the Vice President of Engineering and Marketing at the Canog Perkins Division of Inductotherm Inc.
Mr. Parker is 50 years old.

         THEODOR A. MAXEINER, CONTROLLER, ASSISTANT SECRETARY AND ASSISTANT TREASURER--Mr. Maxeiner joined the Company as its Accounting Manager in 1985 and has served as the Company's Controller, Assistant Secretary and Assistant Treasurer since 1988. Mr. Maxeiner is 51 years old.

         NORMAN C. GUENTHER, ASSISTANT VICE PRESIDENT, QUALITY--Mr. Guenther joined the Company in 1987 as Director of Quality Assurance and has served as the Company's Assistant Vice President, Quality since May 1990. Prior to joining the Company, Mr. Guenther spent six years in the United States Air Force as a telecommunications system controller and held various quality engineering and control positions with private firms. Mr. Guenther is 47 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Securities Exchange Act of 1934 requires all directors and executive officers of the Company to report any changes in the ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

Based solely upon a review of these reports and written representations that no additional reports were required to be filed in Fiscal 1996, the Company believes that all reports were filed on a timely basis, with the exception of initial Form 3 reports for William R. Delk and Bernard F. Sergesketter, which were due on January 21, 1991 (ten days after their election to the Company's Board of Directors) but were not filed until February 8, 1996.

ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth in summary form the aggregate compensation paid to or accrued for the President and Chief Executive Officer and each of the four additional most highly compensated executive officers of the Company (collectively, with the President and Chief Executive Officer, the "Named Executive Officers") for services rendered in all capacities to the Company for the Company's fiscal years ended July 30, 1994, July 29, 1995 and July 27, 1996.


                                                                 SUMMARY COMPENSATION TABLE
                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                                                    ANNUAL COMPENSATION              AWARDS(1)
                                                            ------------------------------------     --------
                                                                                                    SECURITIES
                                                                                   OTHER ANNUAL     UNDERLYING        ALL OTHER
                           NAME AND               FISCAL      SALARY     BONUS     COMPENSATION    OPTIONS/SARS    COMPENSATION(2)
                       PRINCIPAL POSITION          YEAR         ($)       ($)         ($)              (#)               ($)
              ----------------------------------   ----     -------- ---------   ---------------   -------------  ----------------
              Howard L. Kirby, Jr.  . . . . . .     1996    $219,519  $250,000          __              __             $4,085
                   President and Chief Executive    1995     200,000   200,000          __          127,000(3)          2,923
                   Officer                          1994     200,000   130,000          __           82,163(4)          3,031

              Gilbert H. Hosie  . . . . . . . .     1996     137,789    90,000          __              __               __
                   Vice President, Sales            1995     134,827    75,000          __           28,200(3)           __
                                                    1994     126,000    65,000       2,423(5)        26,170(4)            194


              Douglas P. Hoffmeyer  . . . . . .     1996     134,462    90,000          __              __              3,785
                   Vice President, Finance,         1995     128,769    75,000          __           35,200(3)          1,950
                   Secretary and Treasurer          1994     126,000    50,000          __           26,170(4)          1,789

              Laurence L. Sheets  . . . . . . .     1996     137,789    90,000       2,000(6)           __              3,752
                   Vice President/General           1995     132,231    70,000       1,000(6)        35,200(3)          1,454
                   Manager, Broadband Products      1994     126,000    65,000          __           26,170(4)          1,454

              Michael S. Grzeskowiak  . . . . .     1996     132,789    70,000          __              __              3,752
                   Vice President, Operations       1995     128,769    65,000          __           31,200(3)          1,888
                                                    1994     126,000    50,000          __           26,170(4)          1,789


_______________________________

(1) The compensation for the Company's executives does not include restricted stock awards or payouts pursuant to any long term incentive plans; therefore, these columns are omitted from the Summary Compensation Table.

(2) None of the Named Executive Officers exercised any of their options during the fiscal year ended July 27, 1996.

(3) Represents options to purchase Common Stock granted pursuant to the 1995 Option Plan (as defined) at an exercise price of $16.00 per share. The options granted vest and become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. See "-- 1995 Option Plan."

(4) Represents options to purchase Common Stock at an exercise price of $0.16 per share, after giving effect to the Price Adjustment
             (as defined) and the equitable adjustment of all of the Company's outstanding options to purchase equity securities in connection with the IPO. See "-- Pre-IPO Option Plan." All of the options reflected above as being granted to Messrs. Hosie, Hoffmeyer, Sheets and Grzeskowiak during the fiscal year ended July 30, 1994 were granted pursuant to the Pre-IPO Option Plan (as defined). The options reflected above as being granted to Mr. Kirby during the fiscal year ended July 30, 1994 are non-qualified and were granted by the Company pursuant to a separate agreement with Mr. Kirby. All of such options were originally granted at various times from October 1988 through April 1991 at exercise prices of up to approximately $16.43 per share, which exercise prices were adjusted to approximately $4.11 per share in November 1991, subject to further downward adjustments in certain circumstances. As of May 13, 1994, the Company's Stock Option Committee (whose responsibilities were assumed by the Compensation Committee upon consummation of the IPO) adjusted the exercise price of all of the Company's then-outstanding stock options to $0.16 per share (the "Price Adjustment") and the Company entered into amended and restated stock option agreements with all of its options. The options reflected above vested and became exercisable as to 20% of the shares covered thereby on the date of grant and as to an additional 20% of such shares on each of the next four anniversaries of the date of grant. The amended and restated stock option agreements entered into by the Company in connection with the Price Adjustment retained the vesting schedules of the original agreements.

(5) Reflects amounts paid by the Company for accrued but unused vacation time.

(6)  Reflects amount paid by the Company in respect of a patent award.

PRE-IPO OPTION PLAN

  Under the Company's stock option plan in effect prior to the IPO (the "Pre-IPO Option Plan"), certain key employees of the Company were eligible to receive non-qualified stock options or "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to acquire shares of a class of the Company's equity securities in existence prior to the recapitalization of the Company in connection with the IPO, as described below. Prior to consummation of the IPO, the Company from time to time granted non-qualified stock options to certain of its employees under the Pre-IPO Option Plan (the "Pre-IPO Options"). Pre-IPO Options granted to an optionee are evidenced by an agreement between the optionee and the Company which contains such terms not inconsistent with the Pre-IPO Option Plan as deemed necessary or desirable (the "Pre-IPO Option Agreements"). Pursuant to the Pre-IPO Option Plan, unless otherwise set forth in a Pre-IPO Option Agreement, each Pre-IPO Option becomes exercisable as to 20% of the securities covered thereby on the date of grant, and as to an additional 20% of such shares on each successive one-year anniversary of the date of grant. Notwithstanding the foregoing, all Pre-IPO Options vest and become immediately exercisable upon certain change of control transactions with respect to the Company. All non-vested Pre- IPO Options of an optionee lapse upon such optionee's termination of employment with the Company for any reason. Except as may otherwise be provided in a Pre-IPO Option Agreement, an optionee's vested Pre-IPO Options lapse 45 days after termination of such optionee's employment with the Company for any reason other than death or disability, in which case such options terminate 90 days after such termination. However, all such options lapse immediately in the event an optionee's employment with the Company is terminated for cause.

  In connection with the IPO, the Company underwent a recapitalization (the "Recapitalization") pursuant to which certain of the Company's then outstanding equity securities were converted into shares of Common Stock (the "Common Stock Conversion") and the remainder of the Company's equity securities were cancelled. As part of the consummation of the Recapitalization, all Pre-IPO Options were converted into options to acquire shares of Common Stock, with the number of shares subject to such options and the exercise price thereof adjusted appropriately (the "Equitable Adjustment"). As of October 23, 1996, there were outstanding Pre-IPO Options to purchase 95,113 shares of Common Stock at an exercise price of $0.16 per share (of which, Pre-IPO Option Plan Options to purchase 65,774 shares of Common Stock were exercisable on or within 60 days of October 23, 1996). In connection with the IPO, the Pre-IPO Option Plan was amended to provide that no new options would be granted thereunder.

1995 OPTION PLAN

  In connection with the IPO, the Company adopted the Teltrend Inc. 1995 Stock Option Plan (the "1995 Option Plan"). Pursuant to the 1995 Option Plan, select key employees of the Company and its directors are eligible to receive awards of stock options in consideration for their services to the Company. Options granted under the 1995 Option Plan may be either nonqualified stock options or "incentive stock options," within the meaning of Section 422 of the Code. Subject to antidilution and similar provisions, a maximum of 440,000 shares of Common Stock may be issued in the aggregate under the 1995 Option Plan. As of October 23, 1996, the Company has granted options to purchase 429,000 shares of Common Stock under the 1995 Option Plan (of which, options to purchase 84,000 shares of Common Stock were exercisable on or within 60 days of October 23,
1996).

  The 1995 Option Plan is administered by the Compensation Committee of the Company's Board of Directors, which determines when and to whom options will be granted and the number of shares covered by each such option. Options may be granted under the 1995 Option Plan on such terms and conditions as the Compensation Committee may approve, provided that all options must be granted with an exercise price not less than 100% of the fair market value of the underlying Common Stock on the date of grant (110% in the case of "incentive stock options" granted to a "ten percent stockholder," as provided in Section 422 of the Code). No option may be exercised after the expiration of ten years from the date of grant (five years in the case of "incentive stock options" granted to a "ten percent stockholder"). Options granted under the 1995 Option Plan become exercisable at such times and under such conditions as the Compensation Committee determines. However, unless the Compensation Committee otherwise provides, options granted under the 1995 Option Plan become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. The portion of an option that is not exercisable will automatically lapse upon an optionee's termination of employment with the Company for any reason other than the death or disability of the optionee, in which case the portion of such option that is not yet vested shall immediately and automatically vest and become exercisable. Exercisable options lapse 45 days after the termination of employment with the Company for any reason other than (i) death or disability, in which case such options lapse 90 days after termination, or (ii) cause. Notwithstanding the foregoing, all options, whether or not exercisable, automatically lapse upon the termination of the optionee's employment for cause. Unless otherwise determined by the Compensation Committee, in the event of certain change of control transactions with respect to the Company, all outstanding options become exercisable and, upon exercise, entitle the holder thereof to receive the same amount and kind of stock, securities, cash, property or other consideration that holders of Common Stock are entitled to receive in such transaction.

1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

  At the 1996 Annual Meeting of Stockholders (the "1996 Annual Meeting") the Company adopted the Teltrend Inc. 1996 Non-Employee Director Stock Option Plan (the "Director Option Plan"). Pursuant to the Director Option Plan, each individual elected as a director of the Company at the 1996 Annual Meeting who was not an employee of the Company received, upon his election, an option to purchase up to 12,000 shares of Common Stock. Thereafter, pursuant to the Directors Option Plan, each non-employee director who has not previously served on the Company's Board of Directors receives an option to purchase up to 12,000 shares of Common Stock on the date of his or her initial election to the Board. Each non-employee director may receive only one option grant under the Director Option Plan.

  Subject to antidilution and similar provisions, a maximum of 240,000 shares of Common Stock will be available for issuance pursuant to the Director Option Plan. As of October 23, 1996, the Company has granted options to purchase 84,000 shares of Common Stock under the Director Option Plan (none of which are exercisable on or within 60 days of October 23, 1996).

  Grants of options under the Director Option Plan are automatic. All questions of interpretation of the Director Option Plan or any options issued thereunder are determined by the Compensation Committee of the Board of Directors. The exercise price of all option granted under the Director Option Plan will equal the fair market value per share of Common Stock on the grant date, defined generally as the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Options granted under the Director Option Plan will vest and become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares of each of the next three anniversaries of the date of grant. All options granted under the Director Option Plan will expire on the tenth anniversary of the date of grant.

OPTION/SAR GRANT TABLE

  None were granted to any of the Named Executive Officers during the fiscal year ended July 27, 1996.

OPTION EXERCISES AND HOLDINGS

  The following table sets forth certain information concerning option exercises during the fiscal year ended July 27, 1996 by the Named Executive Officers and the number and value of securities underlying options held by each of the Named Executive Officers at the end of the fiscal year ended July 27, 1996.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                            SHARES                      NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                           ACQUIRED         VALUE        UNEXERCISED OPTIONS/SARs AT    IN-THE-MONEY OPTIONS/SARs AT
                         ON EXERCISE       REALIZED            FISCAL YEAR-END              FISCAL YEAR-ENDED(4)
                         -----------       --------            ---------------              --------------------
           Name               (#)(1)        ($)(1)      EXERCISABLE   UNEXERCISABLE(2)   EXERCISABLE   UNEXERCISABLE(2)
           ----               ---           ---         -----------   -------------      -----------   -------------

 Howard L. Kirby, Jr.......    --             --        31,750 (2)         95,250          658,813 (2)  1,976,435


 Gilbert H. Hosie..........    --             --        33,220 (3)         21,150        1,103,848 (3)    438,863

 Douglas P. Hoffmeyer......    --             --         7,800 (2)         23,400          161,850 (2)    485,550


 Laurence L. Sheets........    --             --         8,800 (2)         26,400          182,600 (2)    547,800

 Michael S. Grzeskowiak....    --             --         7,800 (2)         23,400          161,850 (2)    485,550




_____________________________

(1) None of the Named Executive Officers of the Company exercised any of their options during the fiscal year ended July 27, 1996.

(2) Reflects options to purchase Common Stock of the Company at an exercise price of $16.00 per share granted pursuant to the 1995 Option Plan.

(3) Reflects options to purchase Common Stock of the Company, including options to purchase 26,170 shares of Common Stock at an exercise price of $0.16 per share granted pursuant to the Pre-IPO Option Plan (as adjusted pursuant to the Equitable Adjustment). Also includes, option to purchase 7,050 shares of Common Stock at an exercise price of $16.00 per share granted pursuant to the 1995 Option Plan.

(4) Values for "in-the-money" options represent the positive spread between the respective exercise prices of outstanding options and the value of securities underlying such options as of July 27, 1996.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR.

  None.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

  None of the Named Executive Officers has an employment agreement with the Company, nor are any such Named Executive Officers party to any agreements entitling them to termination or severance payments upon a change in control of the Company, except that non-vested stock options held by employees of the Company generally vest and become exercisable upon certain change of control transactions involving the Company. See "-- Pre-IPO Option Plan" and "-- 1995 Option Plan." The Company's policy is to enter into confidentiality agreements with each of its key employees, including the Named Executive Officers, pursuant to which such employees agree not to disclose any confidential and proprietary information of the Company or third parties to whom the Company is obligated to keep such information confidential.

CASH BONUS PLAN

  For the fiscal years ended July 30, 1994, July 29, 1995 and July 27, 1996, an aggregate of approximately $743,000, $1,266,000 and $1,735,000, respectively, was earned by executive officers and employees of the Company pursuant to an informal cash bonus plan. The Compensation Committee and the Board of Directors of the Company have the authority, in their sole discretion, to determine whether, to whom and in what amounts to award future bonuses, as well as to adopt or approve any future bonus plans.

401 (K) PLAN

  In 1990, the Company adopted the Teltrend Retirement Investment Plan (the "401(k) Plan") that covers all full and part-time employees of the Company who have attained the age of 21 and have a minimum of one-half year of service. Under the 401(k) Plan, an employee may elect to defer not less than 1% and no more than 15% of the total annual compensation that would otherwise be paid to the employee, provided, however, that employees' contributions may not exceed certain maximum amounts determined under Section 402(g) of the Code. Employee and Company matching contributions are invested in a guaranteed investment return account or various mutual funds, according to the directions of the employee. Through December 31, 1993, out of the first 4% of an employee's salary, the Company generally contributed $0.25 for each $1.00 contributed to the plan by the employee. Effective January 1, 1994, subject to certain limitations, out of the first 5% of an employee's salary, the Company generally matches out of its profits $0.40 for every $1.00 of deferred income an employee contributes to the 401(k) Plan. The Company may also from time to time make additional discretionary contributions on behalf of certain plan participants out of the Company's profits. Any employee contribution to the 401(k) Plan is fully vested and nonforfeitable, although certain matching and discretionary contributions by the Company are generally subject to vesting over a three-year period. The Named Executive Officers participate in the 401(k) Plan on the same basis as all other eligible employees of the Company.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION


     The Report of the Compensation Committee on Executive Compensation and the Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K or any portion hereof into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

     The Compensation Committee, composed of directors who are not employees of the Companys, is responsible for determining compensation for the company's nine executive officers and for establishing the Company's compensation philosophy and policies. The compensation Committee recommends to the Board of Directors the compensation to be paid to the Company's Chief Executive Officer and the other executive officers. The Compensation Committee is also responsible for administering the Company's Pre-IPO Option Plan and the 1995 Option Plan. The Compensation Committee reviews the Company's compensation program, including its executive compensation program, on at least an annual basis to ensure that the program continues to meet the goals of its compensation philosophy. In conducting its review of executive compensation matters the Compensation Committee, from time to time, utilizes the compensation data and advisory services of independent compensation consultants.

EXECUTIVE COMPENSATION PHILOSOPHY

     The Company's executive compensation program is based on principles designed to align executive compensation with the company's objectives, management initiatives and business and financial performance. These principles are applied by the Compensation Committee to: (1) attract, motivate and retain executives of the highest quality; (ii) link the total annual compensation of each executive officer to such executive's individual performance, the performance of the business unit he manages, and the Company's overall performance; and (iii) provide long-term incentives for consistent high levels of performance.

OVERVIEW OF EXECUTIVE COMPENSATION PROGRAM

     The Company's total compensation program for its executive officers consist of both cash and equity-based compensation. Each executive officer's annual compensation consists of a base salary, eligibility for matching and discretionary contributions to the 401(k) Plan and eligibility for an annual bonus under the Company's informal cash bonus plan. The Chief Executive Officer generally proposes on an annual basis the base salary and cash bonus for each of the company's executive officers, including himself. His recommendations, and the Compensation Committee's evaluation thereof, are based on the subjective evaluation of a number of factors and criteria, including the compensation paid by the company to its executive officers during the immediately preceding fiscal year, the rate of inflation, the Company's performance during the fiscal year, and the compensation paid to the executive officers of certain other companies, including the Peer Group (as defined), which the Chief Executive Officer and the Compensation Committee believes are comparable based on their geographic locations or the nature of their business (the "Compensation Comparison Group"). The weight and importance given each year to the foregoing factors, the individual components of each factor and the decision whether to consider additional factors, lies within the subjective discretion of the Chief Executive Officer with respect to the formulation of his compensation recommendations and, subsequently, with the Compensation Committee with respect to its evaluation and approval of such recommendations in formulating its recommendation to the Board of Directors. In addition to annual compensation, the Company provides long-term incentives to its executive officers through its stock option plans. Because the compensation levels of the Company's executive officers are generally below compensation levels that would be affected by the limitations on the deduction of executive salaries imposed by Section 162(m) of the code ("Section 162(m)"), the Compensation Committee has not formulated a policy with respect to Section 162(m).

FISCAL 1996 EXECUTIVE COMPENSATION

     The Compensation Committee determined the base salaries of the Company's executive officers during Fiscal 1996 based upon the Chief Executive Officer's recommendations and its subjective evaluation of the factors and criteria described above. Fiscal 1996 salaries for the Company's executive officers were based largely on the salaries paid to such executive officers in Fiscal 1995.
In Fiscal 1996, the Company's executive officers received slight base salary increases, which averaged 5%. The Compensation Committee did utilize the services of an independent compensation consultant to accumulate the data, including the salaries of executive officers of the Compensation Comparison Group, that the Compensation Committee used to establish base salaries for the Company's executive officers, including the Chief Executive Officer. For
Fiscal 1996, base salaries for the Company's executive officers recommended by the Chief Executive Officer and determined by the Compensation Committee were, in general, at the medium range when compared to the base salaries of the Compensation Comparison Group executive. However, the Compensation Committee does not currently have an established policy with regard to the salaries of the Company's executive officers, including the salary of the Chief Executive Officer, relative to the salaries paid to the Compensation Comparison Group executive officers.

     The Compensation Committee also determined the bonuses to be paid to the Company's executive officers for Fiscal 1996 pursuant to the Company's informal cash bonus plan based upon the Chief Executive Officer's recommendations and its subjective evaluation of the factors and criteria described above. Fiscal 1996 bonuses for the Company's executive officers were higher than those awarded for Fiscal 1995 and were based primarily on the fact that the Company's net sales, income from operations and earnings per share for Fiscal 1996 exceeded plan.

     During Fiscal 1996, upon the recommendations of management, the Compensation Committee subjectively determined that options be granted to various management employees; however, the Chief Executive Officer and the other Named Executive Officers of the Company did not receive any options in Fiscal 1996. The Compensation Committee did not assign any measurable weighing to any of the factors it considered in approving the grant of stock options to these managers. However, the Compensation Committee did consider the amounts and terms of prior option awards in determining the recipients of option grants in Fiscal 1996.

FISCAL 1996 CHIEF EXECUTIVE OFFICER COMPENSATION

     In Fiscal 1996, the Compensation Committee established a base salary for the Chief Executive Officer of $235,000 per year. This was the base salary recommended to the Compensation Committee by the Chief Executive Officer. The Chief Executive Officer participates in the informal cash bonus plan. For Fiscal 1996, the Compensation Committee awarded a $250,000 cash bonus to the Chief Executive Officer under the informal cash bonus plan. This award was $20,000 greater than the amount recommended to the Compensation Committee by the Chief Executive Officer and was based on the factors and criteria discussed above with regard to the bonuses awarded for Fiscal 1996 to the Company's other executive officer.

                                                     THE COMPENSATION COMMITTEE,

                                                     FRANK T. CARY
                                                     CARL M. MUELLER
                                                     HENRY F. SKELSEY

                               PERFORMANCE GRAPH

  The following graph compares the cumulative total return on the Company's Common Stock from June 9, 1995 (the date the Company's Common Stock first became registered under Section 12 of the Securities Exchange Act of 1934, as amended) through July 27, 1996 (the end of the Company's last fiscal year), with the cumulative total return of the Nasdaq Composite stock index and a peer group of companies selected by the Company (the "Peer Group") for purposes of the comparison and described more fully below. Dividend reinvestment has been assumed and, with respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


                     COMPARISON OF CUMULATIVE TOTAL RETURN
         AMONG THE COMPANY, NASDAQ COMPOSITE INDEX AND PEER GROUP INDEX

                                                             June 9, 1995       July 29, 1995      July 27, 1996
                                                             ------------       -------------      -------------
   Teltrend Inc.   . . . . . . . . . . . . . . . . . .           $100.00             $137.50            $227.91

   Nasdaq Composite Index  . . . . . . . . . . . . . .           $100.00             $113.56            $121.82

   Peer Group Index  . . . . . . . . . . . . . . . . .           $100.00             $124.04            $199.16

  Assumes $100 invested on June 9, 1995 in the Company's Common Stock, the Nasdaq Composite Index and the Peer Group Index.

  The Peer Group selected by the Company is comprised of the following companies: ADC Telecommunications, Inc., ADTRAN, Inc., PairGain Technologies, Inc., Telco Systems, Inc. and Tellabs, Inc. The Peer Group was selected by the Company in good faith based upon similarities in the nature of the business of the companies included in the Peer Group to the Company's business.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company met six times during the fiscal year ended July 27, 1996. The Board of Directors presently has two standing committees -- an Audit Committee and a Compensation Committee. Prior to the IPO, the Company also had a Stock Option Committee that made determinations regarding the grant of stock options pursuant to the Company's Pre-IPO Option Plan (as defined). The responsibilities of the Stock Option Committee were assumed by the Company's Compensation Committee upon consummation of the IPO. The Board of Directors does not have a nominating committee, and the usual functions of such a committee are performed by the entire Board of Directors. The Audit Committee and the Compensation Committee each met once during the fiscal year ended July 27, 1996. The Company anticipates that the Board of Directors will hold six regular meetings each year.

     The Audit Committee recommends the Company's independent auditors and consults with them regarding the scope, timing and results of their audit and Company's internal accounting controls. Further, the Audit Committee reviews related party transactions in accordance with the rules promulated by the National Association of Securities Dealers, Inc. The current members of the Audit Committee are Carl M. Mueller, Frank T. Cary and Henry F. Skelsey.

     The Compensation Committee reviews and makes recommendations to the Board with respect to the salaries and incentive compensation for executive officers and key personnel. The Compensation Committee also generally administers the Company's stock option plans. In its capacity as administrator of the Company's stock option plans, the Compensation Committee grants stock options and determines the terms thereof. The current members of the Compensation Committee are Carl M. Mueller, Frank T. Cary and Henry F. Skelsey, who were also the members of the Stock Option Committee prior to the IPO.

     The Board of Directors will consider nominees for director recommended by stockholders. However, the Company's Bylaws establish an advance notice procedure for stockholders to make nominations of candidates for election as directors or to birng other business before an annual meeting of stockholders of the Company.

     All of the Company's current directors attended at least 75% of the meetings of the Company's Board of Directors and committees thereof on which they served during the fiscal year ended July 27, 1996.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors or its committees. For 1996, all directors who are not employees of the Company are compensated at the rate of $20,000 per year, except for the Chairman who receives $30,000 per year, plus $1,000 per meeting of the Board attended and reimbursement for their expenses incurred in attending such meetings. In addition, such directors who serve on the Compensation or Audit Committee receive no additional compensation, except they receive $1,000 for each committee meeting attended which occurs on a date on which there is not also a meeting of the Board of Directors. In addition, under the Teltrend Inc. 1996 Non-Employee Director Stock Option Plan each director who is not an employee of the Company will receive upon his or her initial election a one-time grant of an option to purchase 12,000 shares of Common Stock. See Item 11 -- "Executive Compensation -- 1996 Non-Employee Director Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee consists of Messrs. Mueller, Cary and Skelsey. Prior to the IPO, the Company also had a Stock Option Committee which made determinations regarding the award of stock options and consisted of
Messrs. Mueller, Cary and Skelsey.   Mr. Skelsey was, until February 20, 1996,
an officer of the Company and had been prior to the Recapitalization an officer of the Holding Subsidiary and the Operating Subsidiary.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of October 23, 1996 with respect to the beneficial ownership of the Company's Common Stock by (a) each director of the Company, (b) each of the executive officers of the Company named in the Summary Compensation Table, and (c) all directors and executive officers of the Company as a group. To the best of the Company's knowledge, as of October 23, 1996 no person beneficially owned more than 5% of any class of the Company's voting securities. Except as otherwise indicated, all the persons listed below have the sole voting and investment power with respect to all shares held by them, except to the extent such power may be shared with a spouse.

                                                                                                     NUMBER       PERCENT
                           NAME OF BENEFICIAL OWNER                                                OF SHARES     OF CLASS
                           ------------------------                                                ---------     --------
                           Howard L. Kirby, Jr.*+  . . . . . . . . . . . . . . . . . . . .        114,300(1)        1.78%

                           Gilbert H. Hosie* . . . . . . . . . . . . . . . . . . . . . . .         33,220(2)        **

                           Douglas P. Hoffmeyer* . . . . . . . . . . . . . . . . . . . . .         33,970(3)        **

                           Laurence L. Sheets* . . . . . . . . . . . . . . . . . . . . . .         34,970(4)        **

                           Michael S. Grzeskowiak* . . . . . . . . . . . . . . . . . . . .         33,970(5)        **

                           Carl M. Mueller+  . . . . . . . . . . . . . . . . . . . . . . .          1,895           **

                           Frank T. Cary+  . . . . . . . . . . . . . . . . . . . . . . . .            815           **

                           William R. Delk+  . . . . . . . . . . . . . . . . . . . . . . .                          **
                                                                                                      ---

                           Bernard F. Sergesketter+  . . . . . . . . . . . . . . . . . . .                          **
                                                                                                      ---
                           Henry F. Skelsey+ . . . . . . . . . . . . . . . . . . . . . . .          1,000           **

                           Donald R. Hollis+ . . . . . . . . . . . . . . . . . . . . . . .                          **
                                                                                                      ---
                           Harry Crutcher, III+  . . . . . . . . . . . . . . . . . . . . .                          **
                                                                                                      ---

                           All directors and executive officers as a group (16 persons)  .        310,540(6)      4.83%


_________________________

*            Executive Officer

+            Current Director

**           Less than one percent

(1) Includes currently exercisable options to purchase 31,750 shares of Common Stock at an exercise price per share of $16.00

(2) Includes currently exercisable options to purchase 26,170 shares of Common Stock at an exercise price per share of $0.16 and, includes currently exercisable options to purchase 7,050 shares of Common Stock at an exercise price per share of $16.00.

(3) Includes currently exercisable options to purchase 7,800 shares of Common Stock at an exercise price per share of $16.00

(4) Includes currently exercisable options to purchase 8,800 shares of Common Stock at an exercise price per share of $16.00.

(5) Includes currently exercisable options to purchase 7,800 shares of Common Stock at an exercise price per share of $16.00.

(6) Includes currently exercisable options to purchase 37,886 shares of Common Stock at an exercise price per share of $0.16, and 74,600 shares of Common Stock at an exercise price per share of $16.00.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   (1)  FINANCIAL STATEMENTS

     The Financial Statements of Teltrend Inc. filed as part of this Report on Form 10-K are listed in Item 8 of this Form 10-K.

     (2)  FINANCIAL STATEMENT SCHEDULES

     None.

     (3)  EXHIBITS


  2.1 Plan of Recapitalization of the Registrant, which became effective on June 14, 1995 in connection with the Registrant's initial public offering.(1)

  3.1 Restated Certificate of Incorporation of Registrant, as amended.(1)

  3.2            Amended and Restated Bylaws of the Registrant.(2)

  4.1            Specimen form of Common Stock certificate.(2)

  4.2            Articles Fourth, Seventh, Eighth, Tenth and Twelfth of the
                 Restated Certificate of Incorporation of the Registrant, as amended.(4)

  4.3            Articles I, II (Sections 1 and 3), IV (Sections 1 through 6),
                 V (Section 3) and VI of the Amended and Restated Bylaws of the
                 Registrant.(4)

  4.4            Credit Agreement between the Registrant and LaSalle National
                 Bank, dated June 14, 1995.(1)

*10.1            Indemnification Agreement, dated June 8, 1995, between the
                 Registrant and Howard L. Kirby, Jr.(1)

*10.2 Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an Indemnification Agreement (filed as exhibit 10.2).

*10.3            Teltrend Inc. 1995 Stock Option Plan.(2)

*10.4            Form of Nonqualified Stock Option Agreement under the Teltrend
                 Inc. 1995 Stock Option Plan.(1)

*10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant (filed as exhibit 10.5).

*10.6            TI Investors Inc. Stock Option Plan.(2)

*10.7            Forms of Nonqualified Stock Option Agreement under the TI
                 Investors Inc. Stock Option Plan, dated August 1, 1994, between Donald G. Bozeman, together with Amended and Restated
                 Nonqualified Stock Option Agreement under the TI Investors Inc.
                 Stock Option Plan, dated May 13, 1994, between the Registrant and Donald G. Bozeman.(1)

*10.8            Teltrend Inc. 1996 Non-Employee Director Stock Option Plan.(5)





*10.9 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors of the Registrant (filed as exhibit 10.9).

*10.10           Amended and Restated Stock Option Agreements, dated May 13,
                 1994, between the Registrant and Gilbert
                 H. Hosie.(1)

10.11            Registration Rights and Lock-Up Agreement between the
                 Registrant, The Prudential Insurance Company of America,
                 Pruco Life Insurance Company, AEA Investors Inc. and
                 Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

10.12            Debt Payment and Conversion Agreement, dated as of April 10,
                 1995, between the Registrant, Teltrend Subsidiary
                 Inc., The Prudential Insurance Company of America, Pruco Life
                 Insurance Company and AEA Investors Inc.(2)

10.13            Stock Exchange Agreement, dated as of May 26, 1995, between the
                 Registrant, the Prudential Insurance Company of America and Pruco Life Insurance Company.(2)

10.14            Management Agreement, dated as of September 2, 1988, between
                 AEA Investors Inc. and the Registrant.(2)

10.15            Lease, dated April 22, 1983, between CMD Corporation and the
                 Registrant, together with First Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust
                 Company of New York and the Registrant and Memorandum of Lease, First Amendment to Lease and
                 Ratification of First Amendment to Lease, dated August 29,
                 1988.(2)

10.16            Second Amendment to Lease, dated September, 1995, between
                 Morgan Guaranty Trust Company of New York and the
                 Registrant.(4)

10.17 Form of Custody Agreement and Power of Attorney, dated as of October 2, 1995, by and among the Registrant, LaSalle National Trust, N.A., as Depositary, Henry F. Skelsey and Prescott C. Romeyn, as attorneys-in-fact, and the Selling Stockholders.(3)

10.18            Real Estate Sale Agreement, dated August 20, 1996, between the
                 Registrant and Itasca Bank & Trust Co., as
                 Trustee under Trust Agreement dated June 29, 1992 and known as
                 Trust No. 11038 and The Kautz Road Business
                 Park Joint Venture (filed as Exhibit 10.18).

23.1             Consent of Ernst & Young LLP (filed as exhibit 23.1).

27               Financial Disclosure Schedule (filed as exhibit 27).

------------------
(1)              Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 1995
                 (Commission File No. 0-26114).

(2)              Incorporated by reference to the Registrant's Registration
                 Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission
                 April 11, 1995.

(3)              Incorporated by reference to the Registrant's Registration
                 Statement on Form S-1, as amended (Registration No. 33-97796), originally filed with the Securities and Exchange Commission
                 October 4, 1995.



(4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-
                 26114).

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996
                 (Commission File No. 0-26114).



* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c).




Teltrend Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the Secretary at the address given on the cover page of this Form 10-K. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.


B.               REPORT ON FORM 8-K

                 None.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 1996.


                                     TELTREND INC.

                                     By  /s/  Howard L. Kirby, Jr.
                                         ----------------------------
                                              Howard L. Kirby, Jr.
                                              President and Chief Executive
                                              Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on October 25, 1996.

                                      SIGNATURE                                                   CAPACITY
                                      ---------                                                   --------
              /s/ Howard L. Kirby, Jr.                                    President and Chief Executive Officer and Director
              -----------------------------------------------
                  Howard L. Kirby, Jr.                                    (Principal Executive Officer)

              /s/ Douglas P. Hoffmeyer                                    Vice President, Finance, Secretary and Treasurer
              ----------------------------------------------
                  Douglas P. Hoffmeyer                                    (Principal Financial and Accounting Officer)


              /s/ Carl M. Mueller
              ------------------------------------------------
                  Carl M. Mueller                                         Chairman of the Board of Directors

              /s/ Frank T. Cary
              -----------------------------------------------
                  Frank T. Cary                                           Director


              /s/ Harry Crutcher, III
              -----------------------------------------------
                  Harry Crutcher, III                                     Director

              /s/ William R. Delk
              ----------------------------------------------
                  William R. Delk                                         Director


              /s/ Donald R. Hollis
              ----------------------------------------------
                  Donald R. Hollis                                        Director

              /s/ Bernard F. Sergesketter
              ----------------------------------------------
                  Bernard F. Sergesketter                                 Director


              /s/ Henry F. Skelsey
              ----------------------------------------------
                  Henry F. Skelsey                                        Director


THIS REPORT CONTAINS THE FOLLOWING TRADEMARKS OF THE COMPANY, SOME OF WHICH ARE
REGISTERED: CELL PAK AND CYBERBLOCK. ANY OTHER PRODUCT OR BRAND NAMES ARE TRADEMARKS, REGISTERED TRADEMARKS OR SERVICE MARKS OF THEIR RESPECTIVE COMPANIES.