Form 10-Q
period 1996-10-26
TELTREND INC
filed 1996-12-09
CIK 943822

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ________________________________

                                  FORM 10-Q
(Mark One)

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended October 26, 1996

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

                              620 STETSON AVENUE
                         ST. CHARLES, ILLINOIS 60174
                   (Address of Principal Executive Offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (670) 377-1700



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                 -----       -----

        As of December 6, 1996, there were 6,425,239 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


================================================================================

TELTREND INC.
-------------
                              INDEX TO FORM 10-Q
                              ------------------

PART I.  FINANCIAL INFORMATION                                                                       PAGE NO.
------------------------------                                                                       --------
Item 1 --   Financial Statements:
            Statements of Income for the quarters ended
            October 28, 1995 and October 26, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .  3

            Balance Sheets as of July 27, 1996 and October 26, 1996   . . . . . . . . . . . . . . . . .  4

            Statements of Cash Flows for the quarters ended
            October 28, 1995 and October 26, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .  5

            Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2 --   Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .  8

PART II.  OTHER INFORMATION
---------------------------

Item 2 --   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6 --   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
---------

OMITTED FINANCIAL STATEMENTS
----------------------------
None


                        PART I.  FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS
------------------------------

                                TELTREND INC.
                                -------------
                             STATEMENTS OF INCOME
                             --------------------

                                 (Unaudited)
            (Dollars in thousands, except earnings per share data)

                                                             FOR THE QUARTER ENDED
                                                          --------------------------
                                                          OCTOBER 28,     OCTOBER 26,
                                                             1995            1996
                                                          ----------      ----------
Net sales . . . . . . . . . . . . . . . . . . . . .       $   20,851      $   22,591
Cost of sales . . . . . . . . . . . . . . . . . . .           11,394          12,227
                                                          ----------      ----------
Gross profit  . . . . . . . . . . . . . . . . . . .            9,457          10,364
                                                          ----------      ----------

Operating expenses:
   Sales and marketing  . . . . . . . . . . . . . .            1,875           1,944
   Research and development . . . . . . . . . . . .            1,704           2,256
   General and administrative . . . . . . . . . . .            1,082           1,095
                                                          ----------      ----------
                                                               4,661           5,295
                                                          ----------      ----------
Income from operations  . . . . . . . . . . . . . .            4,796           5,069
                                                          ----------      ----------

Other expense (income):
   Interest expense . . . . . . . . . . . . . . . .                1               1
   Interest income  . . . . . . . . . . . . . . . .              (49)           (317)
   Other-net  . . . . . . . . . . . . . . . . . . .               10              (1)
                                                          ----------      ----------
                                                                 (38)           (317)
                                                          ----------      ----------

Income before income taxes  . . . . . . . . . . . .            4,834           5,386
Provision for income taxes  . . . . . . . . . . . .           (2,005)         (2,154)
                                                          ----------      ----------
Net income  . . . . . . . . . . . . . . . . . . . .       $    2,829      $    3,232
                                                          ==========      ==========

Net income per share of common stock  . . . . . . .       $     0.47      $     0.48
                                                          ==========      ==========
Average common shares outstanding . . . . . . . . .        6,075,611      $6,731,773
                                                          ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.
                                BALANCE SHEETS

                            (Dollars in thousands)


                                                                         JULY 27,          OCTOBER 26,
                                                                           1996               1996
                                                                        ----------         -----------
                                                                                           (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . .            $ 22,889             $20,187
     Marketable securities  . . . . . . . . . . . . . . . . .                   -               6,933
     Trade accounts receivable, net of allowance  . . . . . .              11,941               9,042
     Inventories  . . . . . . . . . . . . . . . . . . . . . .              12,349              13,158
     Deferred income taxes  . . . . . . . . . . . . . . . . .               2,227               2,227
     Prepaid expenses and other current assets  . . . . . . .               1,134               1,498
                                                                         --------             -------
                                                                           50,540              53,045


Machinery and equipment . . . . . . . . . . . . . . . . . . .              12,554              13,115
Leasehold improvements  . . . . . . . . . . . . . . . . . . .                 896                 896
Accumulated depreciation  . . . . . . . . . . . . . . . . . .              (7,580)             (7,986)
                                                                         --------             -------
                                                                            5,870               6,025

Deferred income taxes . . . . . . . . . . . . . . . . . . . .                 767                 767
Other assets, net . . . . . . . . . . . . . . . . . . . . . .                 107                 341
                                                                         --------             -------
                                                                         $ 57,284             $60,178
                                                                         ========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable   . . . . . . . . . . . . . . . . . . .            $  6,017             $ 5,311
     Accrued expenses   . . . . . . . . . . . . . . . . . . .               8,622               7,153
     Income taxes payable   . . . . . . . . . . . . . . . . .                   -               1,821
                                                                         --------             -------
                                                                           14,639              14,285


Stockholders' equity:
     Common Stock, $0.01 par value, 15,000,000 shares
     authorized and 6,422,596 and 6,425,239 issued and
     outstanding, respectively  . . . . . . . . . . . . . . .                  64                  64
     Additional paid-in capital   . . . . . . . . . . . . . .              99,165              99,182
     Accumulated deficit  . . . . . . . . . . . . . . . . . .             (56,584)            (53,353)
                                                                         --------             -------
                                                                           42,645              45,893
                                                                         --------             -------
                                                                         $ 57,284             $60,178
                                                                         ========             =======



  The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.
                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                            (Dollars in thousands)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                         --------------------------
                                                                                        OCTOBER 28,        OCTOBER 26,
                                                                                           1995                1996
                                                                                        -----------        -----------

OPERATING ACTIVITIES:
Net income for period . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 2,829           $  3,232
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .                     400                487
   Loss (gain) on sale of equipment . . . . . . . . . . . . . . . . . . .                       2                (13)
   Changes in certain assets and liabilities:
      Accounts receivable and prepaid expenses  . . . . . . . . . . . . .                  (1,145)             2,535
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (2,712)              (809)
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .                     342
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .                   1,155              1,821
      Accounts payable and accrued expenses . . . . . . . . . . . . . . .                     717             (2,175)
      Other assets and liabilities. . . . . . . . . . . . . . . . . . . .                      --               (152)
                                                                                          -------           --------
Net cash provided by operating activities . . . . . . . . . . . . . . . .                   1,588              4,926


FINANCING ACTIVITIES:
Exercise of common stock options  . . . . . . . . . . . . . . . . . . . .                                         16
Payment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .                    (237)
                                                                                          -------           --------
Net cash provided by (used for) financing activities  . . . . . . . . . .                    (237)                16

INVESTING ACTIVITIES:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .                    (908)              (647)
Purchase of marketable securities . . . . . . . . . . . . . . . . . . . .                       -             (6,933)
Proceeds from sale of equipment . . . . . . . . . . . . . . . . . . . . .                      12                 21
Other investing activities  . . . . . . . . . . . . . . . . . . . . . . .                     (33)               (85)
                                                                                          -------           --------
Net cash used for investing activities  . . . . . . . . . . . . . . . . .                    (929)            (7,644)
                                                                                          -------           --------
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . .                     422             (2,702)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .                   4,416             22,889
                                                                                          -------           --------
Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . .                 $ 4,838           $ 20,187
                                                                                          =======           ========


  The accompanying notes are an integral part of these financial statements.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



1.       BASIS OF PRESENTATION

        The unaudited financial statements included herein have been prepared by Teltrend Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with the Company's financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended July 27, 1996. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 26, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 26, 1997. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this report refer to fiscal years ending in the calendar year indicated (e.g., Fiscal 1996 refers to the fiscal year ending July 27, 1996 and Fiscal 1997 refers to the fiscal year ending July 26, 1997).


2.      THE SECOND PUBLIC OFFERING

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

3.       INVENTORIES (Dollars in thousands)

                                                                  JULY 27, 1996             OCTOBER 26, 1996
                                                                  -------------             ----------------
        Raw materials . . . . . . . . . . . . . . . . . .            $ 7,904                    $ 7,503
        Work-in-process . . . . . . . . . . . . . . . . .              1,795                      2,080
        Finished goods  . . . . . . . . . . . . . . . . .              2,650                      3,575
                                                                     -------                    -------
                                                                     $12,349                    $13,158
                                                                     =======                    =======


4.       LAND ACQUISITION

        On August 20, 1996, the Company entered into an agreement to purchase land for approximately $1.7 million. The Company plans to initiate construction of a new office, research and manufacturing facility on this land in Fiscal 1997. The Company estimates the cost of the manufacturing facility to be approximately $20.0 million and expects to fund the purchase price of the land and the construction of the facility from existing cash, operating cash flows and possibly debt.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2 -         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the statement under "Liquidity and Capital Resources" regarding the customer demand anticipated by the Company which has led to the Company's decision to increase its inventory levels. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including the factors described below under "Factors That May Affect Future Results." Results actually achieved thus may differ materially from expected results included in these statements.

RESULTS OF OPERATIONS

        NET SALES. Net sales for the first quarter of Fiscal 1997 increased 8.3%, or approximately $1.7 million, to approximately $22.6 million, from approximately $20.9 million in the first quarter of Fiscal 1996. The increase in net sales was due to an increase in unit volume sales of all product divisions. Increases in unit volume sales were recorded by VF/DLC (Voice Frequency/Digital Loop Carrier), T1/Wireless and DDS/ISDN (Dataphone Digital Services/Integrated Services Digital Network) products of approximately $0.5 million, $0.6 million and $0.7 million, respectively. The unit volume sales of the Company's fourth division, Broadband Products, were minimal in the first quarter of Fiscal 1997.

        The increase in unit volume sales of VF/DLC sales was the net result of generally declining VF sales and an increase in the sales of new DLC products. The decline in sales for VF products was a continuation of a long-term downward trend in VF sales. The Company believes that, although there are international opportunities, the domestic market for its VF products is decreasing as digital data transmission services within the Local Loop become less costly and more widely deployed. The Company is experiencing a resurgence in its DLC business. In late Fiscal 1996, the Company introduced a new, advanced 2-wire foreign exchange unit ("2FXO") for the Lucent Technologies, Inc. ("Lucent") SLC-96 and D4 systems. Currently this unit is approved and being purchased at several of
the regional bell operating companies ("RBOCs").   Another new product, the dial
pulse terminator/gain transfer unit (DPT/GT) provides direct inward dial (DID) service support for PBXs from D4 digital systems. Production for this product began in the fourth quarter of fiscal 1996 with significant shipments occurring in the current quarter to two RBOCs. The product is under study at several other RBOCs.

        The rate of growth of unit volume sales of the Company's T1/Wireless products decreased in the current quarter as compared with the first quarter of fiscal 1996. The sales of Teltrend's intelligent T1 repeaters were negatively affected during the quarter by overstocking and budget constraints at certain RBOCs. The Company expects these overstocking issues and budget constraints to be, for the most part, resolved by the beginning of the new calendar year. On the other hand, the sales of the Company's T1 NIU (Network Interface Unit) and associated mountings experienced positive growth, in certain cases due to the consummation of new sales agreements.

        The increase in unit volume DDS/ISDN sales resulted primarily from an increase in the number of RBOCs that have qualified these products rom the first quarter of Fiscal 1996 to the current quarter. In addition, the Company believes that the overall demand for DDS services and, to a greater extent, ISDN services is growing. New ISDN products, including repeater cards and a new ISDN channel bank, are currently being tested by various RBOCs, with other product concepts in the design phase of the development cycle. See "Factors That May Affect Future Results -- Dependence on Two Product Lines."

        GROSS PROFIT. Gross profit in the first quarter of Fiscal 1997 increased 9.6%, or approximately $0.9 million, to approximately $10.4 million from approximately $9.5 million for in the first quarter of Fiscal 1996. Gross profit margin for the first quarter of Fiscal 1997 increased to 45.9% from 45.4% for the first quarter of Fiscal 1996. While the increase in gross profit was primarily attributable to the increase in net sales, the increase in gross profit margin was due primarily to the ability to spread fixed manufacturing overhead costs over a larger revenue base. Other factors contributing to the increase in gross profit margin were reduced labor and material costs for some of the Company's established products and lower bonus expense allocated to Operations. Further increases in gross profit margin may be difficult to attain because of recent contract negotiations with certain RBOCs which have resulted in lower prices for selected products. See "Factors That May Affect Future Results -- Reliance on Certain Customers."

        SALES AND MARKETING. Sales and marketing expenses in the first quarter of Fiscal 1997 increased 3.7%, or approximately $0.1 million, to approximately $2.0 million from approximately $1.9 million in the first quarter of Fiscal 1996. As a percentage of net sales, sales and marketing expenses decreased to 8.6% for the first quarter of Fiscal 1997 from 9.0% for the first quarter of Fiscal 1996. The increase in the dollar amount of sales and marketing expenses was due primarily to an increase in expenses resulting from the hiring of additional sales and marketing personnel.

        RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of Fiscal 1997 increased 32.4%, or approximately $0.6 million, to approximately $2.3 million from approximately $1.7 million in the first quarter of Fiscal 1996. As a percentage of total net sales, research and development expenses increased to 10.0% in the first quarter of Fiscal 1997 from 8.2% in the first quarter of Fiscal 1996. The increase in the dollar amount of this expense was due primarily to increases in personnel associated expenses, such as recruiting and salaries for newly-hired personnel, related support equipment and outsourcing of certain development costs. The Company's intention is to increase expenditures for research and development at a rate greater than its rate of sales growth until its research and development expenses total 11% to 12% of net annual sales.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses in the first quarter of Fiscal 1997 remained approximately equal to the $1.1 million recorded in the first quarter of Fiscal 1996. As a percentage of total net sales, general and administrative expenses decreased to 4.9% in the first quarter of Fiscal 1997 from 5.2% in the first quarter of Fiscal 1996. The lack of change in this expense was the net result of an increase in salaries and related expenses and a decrease in bonuses which are based, to a significant degree, on Company performance.

        OTHER INCOME. Other income increased by $0.3 million, as the Company used the proceeds from the Second Public Offering to invest in certain cash equivalents and short-term marketable securities.

        INCOME TAXES. A provision for income taxes of $2.2 million was recorded for the first quarter of Fiscal 1997 compared to $2.0 million in the comparable prior year period. These provisions are a function of the level of the Company's net income before income taxes in each quarter.

LIQUIDITY AND CAPITAL RESOURCES

        At October 26, 1996, the Company had no long-term indebtedness and had working capital of approximately $38.8 million, which included cash and cash equivalents of approximately $20.2 million and marketable securities of approximately $6.9 million. The increase in working capital from approximately $35.9 million at the end of Fiscal 1996 was due primarily to cash flow from operations.

        Cash used for capital expenditures was approximately $0.6 million in the first quarter of Fiscal 1997 compared to approximately $0.9 million for the first quarter of Fiscal 1996. Most of the expenditures were for the purchase of manufacturing test equipment and engineering equipment.

        As of October 26, 1996, the Company had net trade accounts receivable of approximately $9.0 million, compared to approximately $11.9 million at the end of Fiscal 1996. This decrease was due primarily to the collection in the quarter of certain past-due receivables, resulting in a decrease in the average number of days receivables outstanding. For the first quarter of Fiscal 1997, inventories increased by approximately $0.8 million, from approximately $12.3 million at the end of Fiscal 1996 to approximately $13.2 million as of October 26, 1996. The increase in inventory was primarily a result of the Company's effort to acquire sufficient raw material to respond to anticipated customer demand for both existing and new products. See "Factors That May Affect Future Results -- Increased Inventory Levels and Need to Make Advance Purchase Commitments."

        The Company maintains a credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. There are no amounts presently outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of October 26, 1996, the Company estimates that approximately $12.8 million is available under the Bank Facility as of the date hereof. Borrowings under the Bank Facility will mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

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

        RELIANCE ON CERTAIN CUSTOMERS. The Company depends, and is likely to continue to depend, on the RBOCs for substantially all of its net sales. Sales to the RBOCs accounted for approximately 96.5%, 96.3% and 95.2% of the Company's total net sales in Fiscal 1994, 1995 and 1996, respectively. Among the RBOCs, sales to BellSouth, US WEST, SBC Communications, Ameritech and NYNEX accounted for approximately 20.6%, 18.4%, 18.2%, 15.2% and 10.7%, respectively, of the Company's net sales in Fiscal 1996. During this same period, one of these customers purchased T1 products which accounted for approximately 15.6% of the Company's total net sales. The Company has no supply agreements with any of the RBOCs or its other customers which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or other customers will continue or that the Company's customer base will become less concentrated. See "Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T." The loss of one or more of the RBOCs as a customer, the reduction of orders for the Company's products, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company. In addition, recent contract negotiations with certain RBOCs have resulted in lower prices for selected products. In addition, the RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.

        HIGHLY COMPETITIVE INDUSTRY. The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and AT&T Corp. ("AT&T," formerly known as American Telephone and Telegraph Company). See "Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T." Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time to meet increasing competition and will likely be required to do so in the future. The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by reductions in the Company's cost of sales. There can be no assurance that the Company will be able to increase unit sales volumes of its products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products. Most of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources and experience than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

        DEPENDENCE ON CERTAIN SUPPLIERS. Certain key components which are required to manufacture the Company's products are available from only one source. Such components include the Company's application specific integrated circuits, which are built to Company specifications, and its proprietary design integrated circuits, which are the design and property of the manufacturer from which they are purchased. The Company generally obtains its components on a purchase order basis. Accordingly, there can be no assurance that the Company will be able to continue to obtain sufficient quantities of key components as required or that such components, if obtained, will be available to the Company on commercially favorable terms. Further, certain components require an order lead time of up to six months. Failure by the Company to order sufficient quantities of components in advance could prevent the Company from meeting customer demand for its products. The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to continue to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components as required, or to develop alternative sources of such components on commercially favorable terms, if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See "Factors That May Affect Future Results -- Reliance on Certain Customers."

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

        POTENTIAL COMPETITION FROM RBOCS AND AT&T. The Telecommunications Act has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T Corp. ("AT&T," formerly known as American Telephone and Telegraph Company) of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. In addition, the operation, as an independent entity, of Lucent after its spin-off from AT&T may have an adverse effect on the business of the Company. There can be no assurance that this will not have a material adverse effect on the Company.

        GOVERNMENT REGULATION. The telecommunications industry is subject to regulation in the United States and other countries. While such regulation does not typically apply directly to the Company, federal and state regulatory agencies and commissions regulate most of the Company's domestic customers. The effects of such regulations, which are under continuous review and subject to change, on the Company's customers may adversely affect the Company.


        PROPRIETARY RIGHTS AND RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT.
The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. While the Company does not believe that its present products and technology infringe the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such assertions will not result in costly litigation. Further, there can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales. The inability of the Company to develop products for such equipment which do not infringe the intellectual property rights associated with such equipment, or to obtain the right to use such intellectual property on commercially reasonable terms, could have a material adverse effect on the Company. In addition, any infringement claims or litigation against the Company could have a material adverse effect on the Company. The Company is a party to agreements with certain of the RBOCs pursuant to which it licenses certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The terms of virtually all of these licenses agreements expired at varying times during Fiscal 1995, subject to a right of continuation at an increased royalty rate with respect to specified Company products. The Company is currently evaluating its continuing obligations under these agreements and the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. There can be no assurance that the results of the Company's evaluation of these agreements and/or subsequent negotiations with the RBOCs will not result in the Company's payment of royalties at increased rates with respect to all or a substantial number of the Company's products. Any substantial increase in royalty rates could have a material adverse effect on the Company. Prior to the IPO, the Company's operating subsidiary also licensed certain technology from AT&T, the technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the Recapitalization, the Company sought AT&T's consent to assignment of this license from the operating subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. There can be no assurance that the Company will be able to obtain a replacement license agreement at royalty rates which do not exceed those in effect during Fiscal 1995, and any substantial increase in royalty rates could have a material adverse effect on the Company. The Company is also evaluating its continuing obligations with respect to the Operating Subsidiary's Pre-IPO license agreement with AT&T (now Lucent), including the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. Any resolution of these issues which applies the maximum royalty increase provided for in the license to a substantial number of the Company's products could have a material adverse effect on the Company's results of operations. Further, in the context of its discussions with AT&T and Lucent, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to enter into licensing negotiations with respect to such technology. The Company is currently evaluating Lucent's claim. However, there can be no assurance as to the resolution of this matter. See "Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T."

        POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES. The Company's products are required to meet rigorous standards imposed by its customers, including written technical requirements and various mechanical, electrical performance, environmental operating and storage conditions, and to interface in a complex and changing environment with telecommunication network equipment produced by numerous other suppliers. In the event there are material deficiencies or defects in the design or manufacture of the Company's products or if such products become incompatible with existing third-party network equipment, the affected products could be subject to a recall. Although the Company has not experienced any complete recall of a product from the field in the past, the Company has from time to time agreed to upgrade certain of its products in response to product design issues raised by certain of its customers. There can be no assurance that the Company will not experience a material product recall in the future. Any product recall and associated negative publicity could have a material adverse effect on the Company.

        POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, the gain or loss of significant customers, legislative or regulatory changes, general trends in the industry, market conditions, analysts' estimates, the stock market and other events or factors may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.



 EXHIBIT
 NUMBER          DESCRIPTION
 ------          -----------


  27             Financial Disclosure Schedule (filed as exhibit 27).



        (b)   Reports on Form 8-K:  The Company did not file any
              Current Report on Form 8-K during the quarter ended October 26, 1996.

                                  SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TELTREND INC.



Date: December 6, 1996                  By:   /s/ DOUGLAS P. HOFFMEYER
                                              ------------------------
                                                  Douglas P. Hoffmeyer
                                                  Vice President, Finance
                                                  (Principal Financial Officer)