Form 10-Q
period 1997-01-25
TELTREND INC
filed 1997-03-11
CIK 943822

 .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                   FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended January 25, 1997

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

                               620 STETSON AVENUE
                          ST. CHARLES, ILLINOIS 60174
                    (Address of Principal Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 377-1700



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X      NO
                                   ---         ---
     As of February 28, 1997, there were 6,430,631 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



====================================================================

TELTREND INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                            PAGE NO.
------------------------------                                            --------
Item 1 --        Financial Statements:
                 Statements of Income for the quarters ended
                 January 27, 1996 and January 25, 1997.......................... 3

                 Balance Sheets as of July 27, 1996 and January 25, 1997........ 4

                 Statements of Cash Flows for the quarters ended
                 January 27, 1996 and January 25, 1997.......................... 5

                 Notes to Financial Statements                                   6

Item 2 --        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.................. 7

PART II.  OTHER INFORMATION
---------------------------

Item 1 --        Legal Proceedings ............................................ 15

Item 2 --        Changes in Securities......................................... 15

Item 5 --        Other Information............................................. 15

Item 6 --        Exhibits and Reports on Form 8-K.............................. 15

SIGNATURE ..................................................................... 16
---------


OMITTED FINANCIAL STATEMENTS

None



                         PART I.  FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS
------------------------------

                                TELTREND INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)
             (Dollars in thousands, except earnings per share data)


                                        FOR THE QUARTER ENDED           FOR THE SIX MONTHS ENDED
                                   --------------------------------  --------------------------------
                                     JANUARY 27,      JANUARY 25,      JANUARY 27,      JANUARY 25,
                                        1996             1997             1996             1997
                                   ---------------  ---------------  ---------------  ---------------
                                           $20,532          $18,825          $41,383          $41,416
Net sales........................           11,450           10,639           22,844           22,866
Cost of sales....................  ---------------  ---------------  ---------------  ---------------
Gross profit.....................            9,082            8,186           18,539           18,550
                                   ---------------  ---------------  ---------------  ---------------
                                             1,844            1,715            3,719            3,659
Operating expenses:                          1,963            2,461            3,666            4,717
 Sales and marketing.............              925            1,075            2,008            2,170
 Research and development........  ---------------  ---------------  ---------------  ---------------
 General and administrative......            4,732            5,251            9,393           10,546
                                   ---------------  ---------------  ---------------  ---------------
Income from operations...........            4,350            2,935            9,146            8,004
                                   ---------------  ---------------  ---------------  ---------------
                                               263              346              313              663
Other income (expense):                         (6)             (13)             (18)             (13)
 Interest income.................  ---------------  ---------------  ---------------  ---------------
 Other-net.......................              257              333              295              650
                                   ---------------  ---------------  ---------------  ---------------
                                             4,607            3,268            9,441            8,654
Income before income taxes.......            1,891            1,273            3,896            3,428
Provision for income taxes.......  ---------------  ---------------  ---------------  ---------------
Net income.......................           $2,716           $1,995           $5,545           $5,226
                                   ===============  ===============  ===============  ===============
Net income per share of
 common stock....................            $0.41            $0.30            $0.87            $0.78
                                   ===============  ===============  ===============  ===============
Average common shares outstanding        6,686,152        6,654,232        6,375,777        6,695,961
                                   ===============  ===============  ===============  ===============
             The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)




                                                   JULY 27,   JANUARY 25,
                                                     1996        1997
                                                   --------  -----------
                                                              (Unaudited)
ASSETS
------
Current Assets:
 Cash and cash equivalents........................   $22,889      $12,168
 Marketable securities............................        --       14,968
 Trade accounts receivable, net of allowance......    11,941        8,992
 Inventories......................................    12,349       13,681
 Deferred income taxes............................     2,227        2,474
 Prepaid expenses and other current assets........     1,134        1,173
                                                    --------  -----------
                                                      50,540       53,456

Land and building.................................        --          181
Machinery and equipment...........................    12,554       13,586
Leasehold improvements............................       896          929
Accumulated depreciation..........................    (7,580)      (8,499)
                                                    --------  -----------
                                                       5,870        6,197

Deferred income taxes.............................       767          233
Other assets, net.................................       107          372
                                                    --------  -----------
                                                     $57,284      $60,258
                                                    ========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Accounts payable..................................    $6,017       $4,215
Accrued expenses..................................     8,622        6,973
Income taxes payable..............................        --        1,090
                                                    --------  -----------
                                                      14,639       12,278
Stockholders' equity:
 Common stock:
  Common Stock, $0.01 par value, 15,000,000 shares
   authorized and 6,422,596 and 6,429,414 issued
   and outstanding, respectively..................        64           64
Additional paid-in capital........................    99,165       99,274
Accumulated deficit...............................   (56,584)     (51,358)
                                                    --------  -----------
                                                      42,645       47,980
                                                    --------  -----------
                                                     $57,284      $60,258
                                                    ========  ===========

   The accompanying notes are an integral part of these financial statements.

                                 TELTREND INC.
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                            (Dollars in thousands)



                                                      FOR THE SIX MONTHS ENDED
                                                      ------------------------
                                                      JANUARY 27,  JANUARY 25,
                                                         1996         1997
                                                      -----------  -----------
OPERATING ACTIVITIES:
Net income for period...............................       $5,545       $5,226
Adjustments to reconcile net income to net cash
 provided by operation actives:
 Depreciation and amortization......................          842        1,013
 Loss (gain) on sale of equipment...................            2          (13)
 Tax benefit from exercise of common stock options             --           92
 Changes in certain assets and liabilities:
  Accounts receivable and prepaid expenses..........        1,076        2,910
  Inventories.......................................       (3,787)      (1,332)
  Deferred income taxes.............................          180          287
  Income taxes payable..............................         (481)       1,090
  Accounts payable and accrued expenses.............         (524)      (3,451)
  Other assets and liabilities......................           --         (201)
                                                      -----------  -----------
Net cash provided by operating activities...........        2,853        5,621

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options......            3           17
Second public offering..............................       14,724            -
Payment of long-term debt...........................         (238)           -
Net cash provided by financing activities...........  -----------  -----------
                                                           14,489           17

INVESTING ACTIVITIES:
Capital expenditures................................       (1,674)      (1,332)
Purchase of marketable securities...................            -      (14,968)
Proceeds from sale of equipment.....................           12           21
Other investing activities..........................          (39)         (80)
                                                      -----------  -----------
Net cash used for investing activities..............       (1,701)     (16,359)
                                                      -----------  -----------
Net increase in cash................................       15,641      (10,721)
Cash and cash equivalents, beginning of period......        4,416       22,889
                                                      -----------  -----------
Cash and cash equivalents, end of period............      $20,057      $12,168
                                                      -----------  -----------

  The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1. BASIS OF PRESENTATION

General

     The unaudited financial statements included herein have been prepared by Teltrend Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with the Company's financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended July 27, 1996. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 25, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 26, 1997. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this report refer to fiscal years ending in the calendar year indicated (e.g., Fiscal 1996 refers to the fiscal year ending July 27, 1996 and Fiscal 1997 refers to the fiscal year ending July 26, 1997).

2.   INVENTORIES (IN THOUSANDS)


                                 JULY 27, 1996      JANUARY 25, 1997
                                 -------------      ----------------
                                    $ 7,904            $ 7,806
                                      1,795              2,580
        Raw materials........         2,650              3,295
        Work-in-process .....    -------------      ----------------
        Finished goods.......       $12,349            $13,681
                                 =============      ================

3. SECOND PUBLIC OFFERING

     In the second quarter of Fiscal 1996, the Company sold an additional 575,000 shares of its Common Stock pursuant to a registered public offering (the "Second Public Offering"). These shares were offered by the Company and certain stockholders of the Company at a price of $28.00 per share (less underwriting discounts and commissions of $1.50 per share).

4. LAND ACQUISITION

     On August 20, 1996, the Company entered into an agreement to purchase land for approximately $1.7 million. The Company plans to initiate construction of a new office, research and manufacturing facility on this land sometime in Fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2 -         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, including (i) the Company's belief (as stated below in "- Results of Operations - Gross Profit") that increases in gross profit margin for at least the balance of the year may be difficult to attain,
(ii) the development and marketing of certain new products, and (iii) the statement under "- Liquidity and Capital Resources" regarding the customer demand anticipated by the Company which has led to the Company's decision to increase its inventory levels. These forward-looking statements (i) are identified by their use of such terms and phrases as "believes," "expected", "long-term downward trend," "anticipated," "is growing" and "growing practice," and (ii) are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described below under "Factors That May Effect Results." Results actually achieved thus may differ materially from expected results included in these statements.

GENERAL

     The Company designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units that are used by telephone companies ("Telcos") to provide voice and data services over the existing telephone network, primarily in the local loop. In recent years, the demand for high speed digital transmission over the telephone network has increased rapidly as a result of the demand for high capacity voice lines in the growing communication requirements of local area network interconnections, wide area networks, on-line data networks (which typically connect point of sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), the Internet, other on-line data services and, to a lesser extent, video conferencing. The Company's current products enhance the transmission of voice and data over the copper network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.

     The Company's principal customers are the seven Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs"), but the Company also sells its products to certain independent Telcos and other companies. The Company's principal products are divided into four product line categories as follows: (i) Digital Loop Carrier and Voice Frequency Products ("DLC/VF"), which includes small DLC systems and plug-in units for existing DLC systems, CYBERBLOCK(TM), which solves various modem and voice problems on long metallic loops, and traditional voice frequency products; (ii) T1/Wireless Products, which includes T1 line and office repeaters and T1 network interface units, and CellPak(TM) units for cellular and wireless base station sites;
(iii) ISDN/DDS Products, which includes Integrated Services Digital Network ("ISDN") and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units and an ISDN mini-bank; and (iv) Broadband Products, which includes NetZap(TM) and NetZap Plus(TM) and HDSL systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the second quarter of Fiscal 1997 decreased oximately $1.7 million, to approximately $18.8 million, from approximately
$20.5 million in the second quarter of Fiscal 1996. For the first six months of both Fiscal 1997 and Fiscal 1996 net sales totaled approximately $41.4 million. The decrease in net sales for the second quarter of Fiscal 1997 was due to decreases in unit volume sales of the Company's two largest product lines, T1/Wireless and DLC/VF, of approximately $1.4 million and $1.2 million, respectively. These decreases were offset somewhat, however, by an increase in unit volume sales of the Company's ISDN/DDS (Integrated Services Digital Network/Dataphone Digital Services) products of approximately $0.9 million. The lack of change in net sales for the first six months of Fiscal 1997 was the net result of a decrease in unit volume sales of T1/Wireless and DLC/VF products of $0.9 million and $0.6 million, respectively, and an increase of $1.5 million in unit volume sales of ISDN/DDS products. The unit volume sales of the Company's fourth product line, Broadband Products, were minimal for both the second quarter and first six months of Fiscal 1997 and Fiscal 1996.

     The decrease in unit volume sales of DLC/VF products during each comparative period was the net result of generally declining sales of VF products and an increase in the sales of new DLC products. The decline in sales for VF products was a continuation of a long-term downward trend in VF sales, accelerated, at certain RBOCs, by a growing practice of reusing equipment that has previously been taken out of service. The Company believes that, although there may be international opportunities, the domestic market for its VF products is decreasing as digital data transmission services within the Local Loop become less costly and more widely deployed. See "Factors That May Affect Future Results - Dependence on Two Product Lines." On the other hand, the Company is experiencing increased demand for certain of its DLC products. In late Fiscal 1996, the Company introduced a new, advanced 2-wire foreign exchange unit ("FXO") for the Lucent SLC-96 and D4 systems. Currently, this unit is approved and being purchased by several RBOCs. Another new product, the dial pulse terminator/gain transfer unit ("DPT/GT"), provides direct inward dial ("DID") service support for private branch exchanges ("PBXs") from D4 digital systems. Production for this product began in the fourth quarter of Fiscal 1996, and monthly shipments are currently being made to three RBOCs. Both of these DLC products are under study at several other RBOCs. See "Factors That May Effect Future Results - Rapid Technological Changes and Dependence on New Products."

     The decrease in the unit volume sales of the Company's T1/Wireless products, during each comparative period, was the net effect of a decrease in intelligent T1 repeater unit volume sales and an increase in T1 CPE unit volume sales. The sales of Teltrend's intelligent T1 repeaters were negatively affected during the quarter by overstocking and budget constraints at certain RBOCs. See "Factors That May Affect Future Results - Reliance on Certain Customers." While these overstocking issues and budget constraints may be to a large extent by the end of the third quarter, the Company believes that the increased installation of new high density subscriber line ("HDSL") equipment at certain RBOCs is also a factor leading to the decrease of intelligent T1 repeater sales. See "Factors That May Effect Future Results - Dependence on Two Product Lines." On the other hand, sales of the Company's T1 CPE products, consisting of Network Interface Units ("NIUs") and associated mountings, increased some during the second quarter of Fiscal 1997. This increase in sales was due primarily to the consummation of new sales agreements and the approval by certain RBOCs of new product iterations.

     The increase in unit volume sales of the Company's ISDN/DDS products during each comparative period resulted primarily from an increase in the number of RBOCs that have qualified these products since the second quarter of Fiscal 1996. In addition, the Company believes that the overall demand among the Telcos' customers for DDS services and, to a greater extent, ISDN services is growing. New ISDN products, such as a new ISDN channel bank, are currently being tested by various RBOCs and independent Telcos, with other product concepts in the design phase of the development cycle. See "Factors That May Affect Future Results - Reliance on Certain Customers" and "Factors That May Affect Future Results - Rapid Technological Changes and Dependence on New Products."

     GROSS PROFIT. Gross profit in the second quarter of Fiscal 1997 decreased 9.9%, or approximately $0.9 million, to approximately $8.2 million from approximately $9.1 million in the second quarter of Fiscal 1996. For the first six months of both Fiscal 1997 and Fiscal 1996 gross profit totaled approximately $18.5 million. Gross profit margin for the second quarter of Fiscal 1997 decreased to 43.5% from 44.2% for the second quarter of Fiscal 1996. Gross profit margin for the first six months of Fiscal 1997 was 44.8%, approximately the same as for the comparable Fiscal 1996 period. The decrease in gross profit and gross profit margin for the first quarter of Fiscal 1997 was due primarily to (i) spreading fixed manufacturing overhead costs over a smaller revenue base, (ii) the introduction of several new products with lower gross profit margins, and (iii) price reductions on certain other selected products. Increases in gross profit margin may be difficult to attain for at least the balance of the Fiscal Year because of the expected sales of new products that, initially, will likely have below-average margins, and due to anticipated price pressure on certain of the Company's established product lines. See "Factors That Affect Future Results - Highly Competitive Industry."

     SALES AND MARKETING. Sales and marketing expenses in the second quarter of Fiscal 1997 decreased 7.0%, or approximately $0.1 million, to approximately $1.7 million from approximately $1.8 million in the second quarter of Fiscal 1996. Sales and marketing expenses for the first six months of each of Fiscal 1996 and 1997 totaled approximately

$3.7 million. As a percentage of net sales, sales and marketing expenses increased to 9.1% for the second quarter of Fiscal 1997 from 9.0% for the second quarter of Fiscal 1996, and for the first six months of Fiscal 1997 decreased to 8.8% from 9.0% for the comparable prior year period. The decrease in the dollar amount of sales and marketing expenses was due primarily to decreased sales commissions resulting from the lower sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses in the second quarter of Fiscal 1997 increased 25.4%, or approximately $0.5 million, to approximately $2.5 million from approximately $2.0 million in the second quarter of Fiscal 1996. For the first six months of Fiscal 1997, research and development expenses totaled approximately $4.7 million compared to approximately $3.7 million for the first six months of Fiscal 1996, representing an increase of approximately $1.1 million, or 28.7%. As a percentage of total net sales, research and development expenses increased to 13.1% in the second quarter of Fiscal 1997 from 9.6% in the second quarter of Fiscal 1996, and for the first six months of Fiscal 1997 research and development expenses increased to 11.4% from 8.9% for the first six months of Fiscal 1996. The increase in the dollar amount of this expense for each comparative period was due primarily to increases in personnel associated expenses, such as recruiting and salaries for newly-hired personnel, related support equipment and the outsourcing of certain development costs. The Company's goal has been to increase expenditures for research and development at a rate greater than its rate of sales growth, with a view towards having its research and development expenses total 11% to 12% of net annual sales. The increase in the dollar amount of research and development expenses coupled with the decrease in net sales for the second quarter of Fiscal 1997 compared to the second quarter of Fiscal 1996 resulted in research and development expenses exceeding this target level for the quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in the second quarter of Fiscal 1997 increased 16.2%, or approximately $0.2 million, to approximately $1.1 million from approximately $0.9 million in the second quarter of Fiscal 1996. For the first six months of Fiscal 1997, general and administrative expenses totaled approximately $2.2 million compared to approximately $2.0 million for the first six months of Fiscal 1996, representing an increase of approximately $0.2 million, or 8.1%. General and administrative expenses as a percentage of total net sales increased to 5.7% in the second quarter of Fiscal 1997 from 4.5% in the second quarter of Fiscal 1996, and for the first six months of Fiscal 1997 increased to 5.2% from 4.9% for the first six months of Fiscal 1996. The increase in the dollar amount of this expense for each comparative period was largely the net result of an increase in salaries and related expense and higher license fees. This increase, however, was offset by a decrease in the amount the Company accrued for bonuses during the first six months of Fiscal 1997 compared to Fiscal 1996.

     OTHER INCOME. Other income for the second quarter and the first six months of Fiscal 1997 increased by $0.1 million and $0.4 million, respectively, from the corresponding Fiscal 1996 periods.

     INCOME TAXES. A provision for income taxes of $1.3 million was recorded for the second quarter of Fiscal 1997 compared to $1.9 million for the second quarter of Fiscal 1996. A provision for income taxes of $3.4 million was recorded for the first six months of Fiscal 1997 compared to $3.9 million for the first six months of Fiscal 1996. These decreases in income tax provisions are due to the Company's net income before taxes in the second quarter and first six months of Fiscal 1997 being less than its net income in the comparable prior year periods.



LIQUIDITY AND CAPITAL RESOURCES

     At January 25, 1997, the Company had no long-term indebtedness and had working capital of approximately $41.2 million, which included cash and cash equivalents of approximately $12.2 million and marketable securities of approximately $15.0 million. The increase in working capital from approximately $35.9 million at the end of Fiscal 1996 was due primarily to cash flow from operations.

     Cash used for capital expenditures was approximately $1.3 million in the first six months of Fiscal 1997 compared to approximately $1.7 million for the first six months of Fiscal 1996. Most of the expenditures were for the purchase of manufacturing test equipment and engineering equipment.

     As of January 25, 1997, the Company had net trade accounts receivable of approximately $9.0 million compared to approximately $11.9 million as of the end of Fiscal 1996. This decrease was due primarily to (i) a decrease in net sales for the current quarter compared to the Company's net sales for the fourth quarter of Fiscal 1996, and (ii) the collection of certain past-due receivables, resulting in a decrease in the average number of days that receivables remain outstanding.

     For the first six months of Fiscal 1997, inventories increased by approximately $1.3 million, from approximately $12.3 million at the end of Fiscal 1996 to approximately $13.7 million as of January 25, 1997. This increase in inventory was primarily a result of the Company's effort to acquire sufficient raw materials to meet anticipated customer demand for certain new products, and to a slowdown in demand for the Company's existing products during the second quarter. See "Factors That May Affect Future Results - Increased Inventory Levels and Need to Make Advance Purchase Commitments." See also " - Results of Operations -- Net Sales."

     The Company maintains a credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. There are no amounts presently outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of January 25, 1997, the Company estimates that approximately $12.6 million is available under the Bank Facility as of the date hereof. Borrowings under the Bank Facility will mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

     The Company expects that existing cash and cash equivalents, marketable securities, cash from operations, plus available borrowings under the Bank Facility will be adequate to fund the Company's working capital needs for the foreseeable future.

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

     HIGHLY COMPETITIVE INDUSTRY. The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and AT&T Corp. ("AT&T," formerly known as American Telephone and Telegraph Company). See "Factors That May Affect Future Results -- Potential Competition From RBOCs and AT&T". Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time to meet increasing competition and will likely be required to do so in the future. The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by reductions in the Company's cost of sales. There can be no assurance that the Company will be able to increase unit sales volumes of its products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products. Most of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources and experience than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

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

     Prior to the Company's initial public offering in 1995 (the "IPO"), the Company's operating subsidiary also licensed certain technology from AT&T, the technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the IPO and the Company's recapitalization in connection therewith, the Company sought AT&T's consent to assignment of this license from the operating subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. There can be no assurance that the Company will be able to obtain a replacement license agreement at royalty rates which do not exceed those in effect during Fiscal 1995, and any substantial increase in royalty rates could have a material adverse effect on the Company.

     The Company is also evaluating its continuing obligations with respect to the operating subsidiary's Pre-IPO license agreement with AT&T (now Lucent), including the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. Any resolution of these issues which applies the maximum royalty increase provided for in the license to a substantial number of the Company's products could have a material adverse effect on the Company's results of operations. Further, in the context of its discussions with AT&T and Lucent, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to enter into licensing negotiations with respect to such technology. The Company is currently evaluating Lucent's claim. However, there can be no assurance as to the resolution of this matter. See "Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T." See also "Item 1 - Legal Proceedings," under "Part II Other Information."

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     On February 25, 1997, Wilcom, Inc. ("Wilcom") instituted a patent infringement action against the Company in the United States District Court for the Eastern District of New York (Wilcom, Inc. v. Teltrend Inc., Civil Action No. 97-0918) seeking injunctive relief, damages, interest, costs and attorney's fees. Wilcom alleges that certain of the Company's products infringe U.S. Patent Nos. 4,961,218 and 5,504,811, which relate to enhanced line powered amplifiers. The only Teltrend product specifically identified as allegedly infringing the patents is the CYBERBLOCK(TM) model LCR4002. The Company believes that the CYBERBLOCK(TM) Model LCR4002 does not infringe either of the patents identified in the suit, and accordingly, that it has the meritorious and complete defense of non-infringement. Nonetheless, in the event that Wilcom prevails in the action, the Company does not believe that the suit is likely to have a material adverse effect on the financial condition or results of operations of the Company. Although sales of the CYBERBLOCK(TM) model LCR4002 could increase in the future, sales of this product to date have not been significant.


ITEM 2 - CHANGES IN SECURITIES

     The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 5 -- OTHER INFORMATION

     The Company's 1997 Annual Meeting of Stockholders was held on February 7, 1997 for the purpose of (i) electing directors, (ii) ratifying the action of the Company's Board of Directors in appointing Ernst & Young LLP as the Company's independent auditors for Fiscal 1997, and (iii) transacting such other business properly brought before the meeting. The meeting proceeded and the holders of the Company's common stock elected the following persons to the Company's Board of Directors: (a) Howard L. Kirby, Jr., by a vote of 4,780,143 votes cast for and 23,680 votes withheld; (b) Carl M. Mueller, by a vote of 4,778,958 votes cast for and 24,865 votes withheld; (c) Frank T. Cary, by a vote of 4,776,348 votes cast for and 27,475 votes withheld; (d) Harry Crutcher, III, by a vote of 4,778,603 votes cast for and 25,220 votes withheld; (e) William R. Delk, by a vote of 4,778,803 votes cast for and 25,020 votes withheld; (f) Donald R. Hollis, by a vote of 4,778,503 votes cast for and 25,320 votes withheld; and (g) Bernard F. Sergesketter, by a vote of 4,778,603 votes cast for and 25,220 votes withheld. The holders of the Company's common stock also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal 1997 by a vote of 4,789,263 votes cast for ratification, 2,650 votes cast against ratification and 11,910 abstentions.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


    EXHIBIT NO.    DESCRIPTION
    -----------    -----------

         27        Financial Disclosure Schedule (filed as exhibit 27).



(b)  Reports on Form 8-K:   The Company did not file any Current Report on
     Form 8-K during the quarter ended January 25, 1997.

                                   SIGNATURE





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TELTREND INC.





By /S/ Michael S. Grzeskowiak                   /S/ Theodor A.Maxeiner
   --------------------------                   ---------------------------
   Michael S. Grzeskowiak                       Theodor. A. Maxeiner
   Vice President, Operations                   Controller
                                                (Chief Accounting Officer)

   Date:  March 11, 1997                         Date:  March 11, 1997