Form 10-Q
period 1997-04-26
TELTREND INC
filed 1997-06-10
CIK 943822

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        -----------------------------

                                  FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                For the quarterly period ended April 26, 1997

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

       For the transition period from                to
                                      ---------------  ---------------

                        Commission file number 0-26114

                                TELTREND INC.
            (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                           13-3476859
       (State or Other Jurisdiction              (I.R.S. Employer
       of Incorporation or Organization)      Identification Number)


                              620 STETSON AVENUE
                         ST. CHARLES, ILLINOIS 60174
             (Address of Principal Executive Offices) (Zip Code)

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

     As of May 30, 1997, there were 6,436,321 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding.


================================================================================

                                TELTREND INC.

                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                 PAGE NO.
------------------------------                                                 --------
Item 1 -- Financial Statements:
          Statements of Income for the quarters and nine month periods ended
          April 27, 1996 and April 26, 1997.........................................  3

          Balance Sheets as of July 27, 1996 and April 26, 1997.....................  4

          Statements of Cash Flows for the nine month periods ended
          April 27, 1996 and April 26, 1997.........................................  5

          Notes to Financial Statements.............................................  6

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................  8

PART II.  OTHER INFORMATION
---------------------------

Item 1 -- Legal Proceedings......................................................... 15

Item 2 -- Changes in Securities..................................................... 15

Item 4 -- Submission of Matters to a Vote of Security Holders....................... 15

Item 6 -- Exhibits and Reports on Form 8-K.......................................... 15

SIGNATURE........................................................................... 19
---------

EXHIBIT INDEX....................................................................... 20

OMITTED FINANCIAL STATEMENTS
----------------------------

None


                        PART I.  FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


                                TELTREND INC.
                             STATEMENTS OF INCOME
                                 (Unaudited)
            (Dollars in thousands, except earnings per share data)


                                        FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                   --------------------------------  --------------------------------
                                      APRIL 27,        APRIL 26,        APRIL 27,        APRIL 26,
                                        1996             1997             1996             1997
                                   ---------------  ---------------  ---------------  ---------------
Net sales........................  $        20,764  $        21,303  $        62,147  $        62,718
Cost of sales....................           11,030           11,919           33,874           34,784
                                   ---------------  ---------------  ---------------  ---------------
Gross profit.....................            9,734            9,384           28,273           27,934
                                   ---------------  ---------------  ---------------  ---------------

Operating expenses:
  Sales and marketing............            1,774            1,893            5,493            5,552
  Research and development.......            1,992            2,535            5,658            7,252
  General and administrative.....              900            1,320            2,908            3,490
                                   ---------------  ---------------  ---------------  ---------------
                                             4,666            5,748           14,059           16,294
                                   ---------------  ---------------  ---------------  ---------------
Income from operations...........            5,068            3,636           14,214           11,640
                                   ---------------  ---------------  ---------------  ---------------

Other income (expense):
  Interest income................              242              376              555            1,040
  Other-net......................              (14)             (15)             (32)             (29)
                                   ---------------  ---------------  ---------------  ---------------
                                               228              361              523            1,011
                                   ---------------  ---------------  ---------------  ---------------

Income before income taxes.......            5,296            3,997           14,737           12,651
Provision for income taxes.......            2,170            1,559            6,066            4,987
                                   ---------------  ---------------  ---------------  ---------------
Net income.......................  $         3,126  $         2,438  $         8,671  $         7,664
                                   ===============  ===============  ===============  ===============

Net income per share of
common stock.....................  $          0.46  $          0.37  $          1.33  $          1.15
                                   ===============  ===============  ===============  ===============
Average common shares outstanding        6,738,635        6,559,696        6,500,661        6,673,663
                                   ===============  ===============  ===============  ===============

  The accompanying notes are an integral part of these financial statements.

                                TELTREND INC.
                                BALANCE SHEETS
                            (Dollars in thousands)



                                                    JULY 27,   APRIL 26,
                                                      1996       1997
                                                    --------  -----------
ASSETS                                                        (Unaudited)
------
Current Assets:
 Cash and cash equivalents........................  $ 22,889   $ 11,032
 Marketable securities............................        --     18,969
 Trade accounts receivable, net of allowance......    11,941      8,386
 Inventories......................................    12,349     12,956
 Deferred income taxes............................     2,227      2,474
 Prepaid expenses and other current assets........     1,134        899
                                                    --------   --------
                                                      50,540     54,716

Land and building.................................        --      1,946
Machinery and equipment...........................    12,554     14,098
Leasehold improvements............................       896        929
Accumulated depreciation..........................    (7,580)    (8,889)
                                                    --------   --------
                                                       5,870      8,084

Deferred income taxes.............................       767        234
Other assets, net.................................       107        299
                                                    --------   --------
                                                    $ 57,284   $ 63,333
                                                    ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable.................................  $  6,017   $  4,317
 Accrued expenses.................................     8,622      7,741
 Income taxes payable.............................        --        856
                                                    --------   --------
                                                      14,639     12,914
Stockholders' equity:
 Common stock:
  Common Stock, $0.01 par value, 15,000,000 shares
  authorized and 6,422,596 and 6,436,321 issued
  and outstanding, respectively...................        64         64
 Additional paid-in capital.......................    99,165     99,275
 Accumulated deficit..............................   (56,584)   (48,920)
                                                    --------   --------
                                                      42,645     50,419
                                                    --------   --------
                                                    $ 57,284   $ 63,333
                                                    ========   ========

   The accompanying notes are an integral part of these financial statements.

                                TELTREND INC.
                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                            (Dollars in thousands)



                                                      FOR THE NINE MONTHS ENDED
                                                      -------------------------
                                                       APRIL 27,      APRIL 26,
                                                         1996           1997
                                                      -----------   -----------
OPERATING ACTIVITIES:
Net income for period...............................  $     8,671   $     7,664
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................        1,268         1,508
  Loss (gain) on sale of equipment..................            2           (11)
  Deferred income taxes.............................          (24)          286
  Tax benefit from exercise of common stock options.           --            92
  Changes in certain assets and liabilities:
    Accounts receivable and prepaid expenses........         (718)        3,790
    Inventories.....................................       (4,540)         (607)
    Income taxes payable............................          (49)          856
    Accounts payable and accrued expenses...........          977        (2,581)
    Other assets and liabilities....................           --          (130)
                                                      -----------   -----------
Net cash provided by operating activities...........        5,587        10,867

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options......            3            18
Second public offering..............................       14,754            --
Payment of long-term debt...........................         (237)           --
                                                      -----------   -----------
Net cash provided by financing activities...........       14,520            18


INVESTING ACTIVITIES:
Capital expenditures................................       (2,650)       (3,712)
Purchase of marketable securities...................           --       (18,969)
Proceeds from sale of equipment.....................           12            19
Other investing activities..........................          (75)          (80)
                                                      -----------   -----------
Net cash used for investing activities..............       (2,713)      (22,742)
                                                      -----------   -----------
Net increase (decrease) in cash.....................       17,394       (11,857)
Cash and cash equivalents, beginning of period......        4,416        22,889
                                                      -----------   -----------
Cash and cash equivalents, end of period............  $    21,810   $    11,032
                                                      -----------   -----------

  The accompanying notes are an integral part of these financial statements.

                        NOTES TO FINANCIAL STATEMENTS

                                 (Unaudited)



1.   BASIS OF PRESENTATION

General

     The unaudited financial statements included herein have been prepared by Teltrend Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with the Company's financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended July 27, 1996. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 26, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 26, 1997. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this report refer to fiscal years ending in the calendar year indicated (e.g., Fiscal 1996 refers to the fiscal year ended July 27, 1996 and Fiscal 1997 refers to the fiscal year ending July 26, 1997).

2.   MARKETABLE SECURITIES

     At April 26, 1997 the Company had marketable securities of $19.0 million. These securities consisted of debt instruments with maturities of less than one year and are classified as held-to-maturity, as the Company has the intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at April 26, 1997 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.

3.   INVENTORIES (IN THOUSANDS)


                          JULY 27,      APRIL 26,
                            1996          1997
                       -------------  --------------

Raw materials..........    $ 7,904     $ 6,905
Work-in-process........      1,795       2,061
Finished goods.........      2,650       3,990
                           -------     -------
                           $12,349     $12,956
                           =======     =======

4.   SECOND PUBLIC OFFERING

     In the second quarter of Fiscal 1996, the Company sold 575,000 shares of its Common Stock pursuant to a registered public offering (the "Second Public Offering"). These shares were offered by the Company and certain stockholders of the Company at a price of $28.00 per share (less underwriting discounts and commissions of $1.50 per share).


5.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share for each of the three month periods ending April 26, 1997 and April 27, 1996 of $.01 and $.03 per share, respectively. The increase for each of the nine month periods ended April 26, 1997 and April 27, 1996 is expected to be $.04 and $.07 per share, respectively. The impact of Statement No. 128 on the calculation of diluted earnings per share for these three and nine month periods is not expected to be material.

6.   LAND ACQUISITION

     In August 1996, the Company entered into an agreement to purchase land for approximately $1.7 million. The purchase of the land was consummated in March 1997. The Company presently plans to commence the construction of a new office, research and manufacturing facility in late Fiscal 1998.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2 -       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, including (i) the Company's belief (as stated below in "- Results of Operations - Gross Profit") that gross profit margin may be difficult to maintain in future periods, and (ii) the development and sales of certain new and established products. These forward-looking statements (i) are identified by their use of such terms and phrases as "believes," "expects," "continuation of a downward trend," and "anticipated," and (ii) are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described below under "Factors That May Affect Future Results." Results actually achieved thus may differ materially from expected results included in these statements.

GENERAL

     The Company designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units that are used by telephone companies ("Telcos") to provide voice and data services over the existing telephone network, primarily in the local telephone loop (the "Local Loop"). In recent years, the demand for high speed digital transmission over the telephone network has increased rapidly as a result of the demand for high capacity voice lines, the growing communication requirements of local area network interconnections, wide area networks, on-line data networks (which typically connect point of sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), the Internet, other on-line data services and, to a lesser extent, video conferencing. The Company's current products enhance the transmission of voice and data over the copper network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.

     The Company's principal customers are the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs"), but the Company also sells its products to certain independent Telcos and other companies. The Company's principal products are divided into four product line categories as follows: (i) Voice Frequency and Digital Loop Carrier products ("VF/DLC"), which includes small DLC systems and plug-in units for existing DLC systems, CYBERBLOCK(TM), which solves various modem and voice problems on long metallic loops, and traditional voice frequency products; (ii) T1/Wireless products, which includes T1 line and office repeaters and T1 network interface units, and CELLPAK(TM) units for cellular and wireless base station sites;
(iii) ISDN/DDS products, which includes Integrated Services Digital Network ("ISDN") and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units and an ISDN mini-bank; and (iv) Broadband Products, which includes NetZap(TM) and NetZap Plus(TM) and other High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services.


RESULTS OF OPERATIONS

     NET SALES. Net sales for the third quarter of Fiscal 1997 increased 2.6%, or approximately $0.5 million, to approximately $21.3 million from approximately $20.8 million in the third quarter of Fiscal 1996. For the first nine months of Fiscal 1997, net sales totaled approximately $62.7 million compared to approximately $62.1 million for the first nine months of Fiscal 1996, representing an increase of approximately $0.6 million, or 1.0%. The increase in net sales for the third quarter of Fiscal 1997 over the prior year period was primarily the result of an increase in unit volume sales of the Company's T1/Wireless products of approximately $1.1 million, which was partially offset by a decrease in unit volume sales of the Company's VF/DLC products of approximately $0.6 million. The Company experienced essentially no change in unit volume sales of its ISDN/DDS products for the third quarter of Fiscal 1997 over the prior year period. For the first nine months of Fiscal 1997, the increase in net sales over the prior year period was largely the result of an increase in unit volume sales of ISDN/DDS and T1/Wireless products of approximately $1.5 million and $0.2 million, respectively, which was partially offset by a decrease in unit volume sales of VF/DLC products of approximately $1.2 million. Sales of the Company's fourth product line, Broadband Products, were minimal for both the third quarter and first nine months of Fiscal 1997 and Fiscal 1996.

     The decrease in unit volume sales of VF/DLC products during each comparative period was the result of generally declining sales of VF products, offset slightly by an increase in the sales of new DLC products. The decline in sales for VF products was a continuation of a downward trend in VF sales resulting from a decline in the demand for analog services. The Company believes that, although there may be international opportunities, the domestic market for its VF products is decreasing as digital data transmission services within the Local Loop become less costly and more widely deployed. The Company presently expects that this decrease will be at least partially offset by continued growth in its DLC business.

     The increase in sales of the Company's T1/Wireless products during each comparative period was the net effect of a decrease in intelligent T1 repeater unit volume sales and an increase in T1 CPE and CELLPAK unit volume sales. The sales of the Company's T1 intelligent line repeaters ("ILRs") were negatively affected during the quarter by the increased installation of HDSL equipment at certain RBOCs. The sales of the Company's T1 CPE products, consisting of Network Interface Units ("NIUs") and associated mountings, increased somewhat during each comparative period, due primarily to new sales agreements and the approval by certain RBOCs of new product iterations.

     While sales of ISDN/DDS products during the third quarter of Fiscal 1997 were relatively flat compared to the same period in Fiscal 1996, the increase in ISDN/DDS sales during the first nine months of Fiscal 1997 compared to the same period in Fiscal 1996 resulted primarily from an increase in the number of RBOCs that have qualified these products from the first quarter of Fiscal 1996 to the current quarter. In addition, the Company believes that the overall demand for ISDN services and, to a lesser extent, DDS services is growing. See " -- Dependence on T1 Product Line," " -- Rapid Technological Changes and Dependence on New Products" and " -- Reliance on Certain Customers" under "Factors That May Affect Future Results" below.

     GROSS PROFIT. Gross profit in the third quarter of Fiscal 1997 decreased 3.6%, or approximately $0.3 million, to approximately $9.4 million from approximately $9.7 million for the third quarter of Fiscal 1996. For the first nine months of Fiscal 1997, gross profit totaled approximately $27.9 million compared to approximately $28.3 million for the first nine months of Fiscal 1996, representing a decrease of approximately $0.3 million, or 1.2%. Gross profit margins for the third quarter and the first nine months of Fiscal 1997 were 44.1% and 44.5%, respectively, compared to 46.9% and 45.5%, respectively, for the corresponding Fiscal 1996 periods. The decrease in gross profit and gross profit margin for each period was primarily attributable to increased price pressure at most RBOCs, especially for ISDN products. Another contributing factor was the sale of several relatively new products with lower gross profit margins, which outweighed management's ongoing activities to reduce manufacturing costs for many of the Company's established products. The Company presently believes that the existing gross profit margin may be difficult to maintain in future periods because of continued price pressure on the Company's established product lines. See " -- Factors That May Affect Future Results -- Highly Competitive Industry."

     SALES AND MARKETING. Sales and marketing expenses in the third quarter of Fiscal 1997 increased 6.7%, or approximately $0.1 million, to approximately $1.9 million from approximately $1.8 million in the third quarter of Fiscal 1996. For the first nine months of Fiscal 1997, sales and marketing expenses totaled approximately $5.6 million, compared to approximately $5.5 million for the first nine months of Fiscal 1996, representing an increase of approximately $0.1 million, or 1.1%. As a percentage of net sales, sales and marketing expenses increased to 8.9% for the third quarter of Fiscal 1997 from 8.5% for the third quarter of Fiscal 1996, and for the first nine months of Fiscal 1997 increased to 8.9% from 8.8% for the first nine months of Fiscal 1996. The increase in the dollar amount of sales and marketing expenses was primarily due to increased salaries and travel and entertainment expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses in the third quarter of Fiscal 1997 increased 27.3%, or approximately $0.5 million, to approximately $2.5 million from approximately $2.0 million in the third quarter of Fiscal 1996. For the first nine months of Fiscal 1997, research and development expenses totaled approximately $7.3 million compared to approximately $5.7 million for the first nine months of Fiscal 1996, representing an increase of approximately $1.6 million, or 28.2%. As a percentage of total net sales, research and development expenses increased to 11.9% in the third quarter of Fiscal 1997 from 9.6% in the third quarter of Fiscal 1996, and for the first nine months of Fiscal 1997 increased to 11.6% from 9.1% for the first nine months of Fiscal 1996. The increase in the dollar amount of this expense for each comparative period was due primarily to increases in personnel associated expenses, such as recruiting and salaries for newly-hired personnel, related support equipment and the outsourcing of certain development costs. The Company's goal has been to increase expenditures for research and development at a rate greater than its rate of sales growth with a view towards having its research and development expenses total 11% to 12% of net annual sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in the third quarter of Fiscal 1997 increased 46.7%, or approximately $0.4 million, to approximately $1.3 million from approximately $0.9 million in the third quarter of Fiscal 1996. For the first nine months of Fiscal 1997, general and administrative expenses totaled approximately $3.5 million compared to approximately $2.9 million for the first nine months of Fiscal 1996, representing an increase of approximately $0.6 million or 20.0%. General and administrative expenses as a percentage of total net sales increased to 6.2% in the third quarter of Fiscal 1997 from 4.3% in the third quarter of Fiscal 1996, and for the first nine months of Fiscal 1997 increased to 5.6% from 4.7% for the first nine months of Fiscal 1996. The increase in the expense for each comparative period was largely the net result of an increase in salaries, professional services and license fees and a decrease in the amount the Company accrued for bonuses.

     OTHER INCOME. Other income for the third quarter and the first nine months of Fiscal 1997 increased by $0.1 million and $0.5 million, respectively, from the corresponding Fiscal 1996 periods. For both periods, the Company used the proceeds from the Second Public Offering and cash flow from operations to invest in certain cash equivalents and short-term marketable securities to earn interest income.

     INCOME TAXES. A provision for income taxes of $1.6 million was recorded for the third quarter of Fiscal 1997 compared to $2.2 million for the comparable prior year period. A provision for income taxes of $5.0 million was recorded for the first nine months of Fiscal 1997 compared to $6.1 million for the comparable prior year period. These decreases in income tax provisions are a function of the changes in the levels of the Company's net income before taxes in the third quarter and first nine months of Fiscal 1997 from the comparable Fiscal 1996 periods.


LIQUIDITY AND CAPITAL RESOURCES

     At April 26, 1997, the Company had no long-term indebtedness and had working capital of approximately $41.8 million, which included cash and cash equivalents of approximately $11.0 million and marketable securities of approximately $19.0 million. The increase in working capital from approximately $35.9 million at the end of Fiscal 1996 was due primarily to cash flow from operations.

     Cash used for capital expenditures was approximately $3.7 million in the first nine months of Fiscal 1997 compared to approximately $2.7 million for the first nine months of Fiscal 1996. Most of the expenditures were for the purchase of engineering equipment and manufacturing equipment such as surface technology ("SMT") equipment and test equipment.

     As of April 26, 1997, the Company had net trade accounts receivable of approximately $8.4 million, compared to approximately $11.9 million as of the end of Fiscal 1996. This decrease was due primarily to (i) a decrease in net sales for the current quarter as compared to the Company's net sales for the fourth quarter of Fiscal 1996, and (ii) the collection of certain past-due receivables, resulting in a decrease in the average number of days receivables outstanding.

     For the first nine months of Fiscal 1997, inventories increased by approximately $0.6 million, from approximately $12.3 million at the end of Fiscal 1996 to approximately $13.0 million as of April 26, 1997. This increase in inventory was primarily a result of higher forecasted sales for certain of the Company's new products than were actually sold by the end of the third quarter. See " -- Factors That May Affect Future Results -- Increased Inventory Levels and Need to Make Advance Purchase Commitments."

     The Company maintains a credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. There are no amounts presently outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of April 26, 1997, the Company estimates that approximately $12.3 million is available under the Bank Facility as of the date hereof. Borrowings under the Bank Facility will mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

     The Company expects that existing cash and cash equivalents, marketable securities, and cash from operations, plus available borrowings under the Bank Facility, will be adequate to fund the Company's working capital needs for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     DEPENDENCE ON T1 PRODUCT LINE. The Company's T1 products accounted for approximately 48.0%, 55.6% and 53.9% of the Company's total net sales in Fiscal 1994, 1995 and 1996, respectively. The Company expects to derive the majority of its net sales for the foreseeable future from the sale of its T1 products. Consequently, the Company's inability to maintain or increase net sales of its T1 products in the future, or to offset any shortfall in sales of such products with sales within its other existing or future product lines, could have a material adverse effect on the Company. The Company is facing increasing competition with respect to its T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering T1 services in the Local Loop. Because HDSL is often easier to provision than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its T1 products as the costs of HDSL systems decline. Consequently, while net sales of the Company's T1 products have increased from year to year since Fiscal 1991, there can be no assurance that the Company will be able to sustain or improve this trend. If increasing competition causes the Company to reduce selling prices for its T1 products, there can be no assurance that the Company will be able to increase unit sales volumes of such products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products to offset in full or in part the reduced revenue effects of such selling price reductions.

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


     RELIANCE ON CERTAIN CUSTOMERS. The Company depends, and is likely to continue to depend, on the RBOCs for substantially all of its net sales. Sales to the RBOCs accounted for approximately 96.5%, 96.3% and 95.2% of the Company's total net sales in Fiscal 1994, 1995 and 1996, respectively. Among the RBOCs, sales to BellSouth, US WEST, SBC Communications, Ameritech and NYNEX accounted for approximately 20.6%, 18.4%, 18.2%, 15.2% and 10.7%, respectively, of the Company's net sales in Fiscal 1996. During this same period, one of these customers purchased T1 products which accounted for approximately 15.6% of the Company's total net sales. The Company has no supply agreements with any of the RBOCs or its other customers which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or other customers will continue or that the Company's customer base will become less concentrated. See " -- Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T." The loss of one or more of the RBOCs as a customer, the reduction of orders for the Company's products, or a failure or delay in the deployment of the Company's products by one or more of the RBOCs, could materially and adversely affect the Company. In addition, recent contract negotiations with certain RBOCs have resulted in lower prices for selected products. In addition, the RBOCs and the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.

     HIGHLY COMPETITIVE INDUSTRY. The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and AT&T Corp. ("AT&T," formerly known as American Telephone and Telegraph Company). See " -- Factors That May Affect Future Results -- Potential Competition From RBOCs and AT&T." Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time to meet increasing competition and will likely be required to do so in the future. The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by reductions in the Company's cost of sales. There can be no assurance that the Company will be able to increase unit sales volumes of its products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products. Most of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

     DEPENDENCE ON CERTAIN SUPPLIERS. Certain key components which are required to manufacture the Company's products are available from only one source. Such components include the Company's application specific integrated circuits, which are built to Company specifications, and its proprietary design integrated circuits, which are the design and property of the manufacturer from which they are purchased. The Company generally obtains its components on a purchase order basis. Accordingly, there can be no assurance that the Company will be able to continue to obtain sufficient quantities of key components as required or that such components, if obtained, will be available to the Company on commercially favorable terms. Further, certain components require an order lead time of up to six months. Failure by the Company to order sufficient quantities of components in advance could prevent the Company from meeting customer demand for its products. The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to continue to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components as required, or to develop alternative sources of such components on commercially favorable terms, if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See " -- Factors That May Affect Future Results -- Reliance on Certain Customers."

     INCREASED INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS. To respond to anticipated customer demand, the Company maintains high inventory levels. In addition, at the request of four of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at the various locations of such customers. Although the Company believes these arrangements facilitate sales to its customers, they result in higher levels of inventory than are necessary in the absence of such arrangements. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company.

     POTENTIAL COMPETITION FROM RBOCS AND AT&T. The Telecommunications Act of 1996 has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. In addition, the operation, as an independent entity, of Lucent Technologies Inc. ("Lucent") after its spin-off from AT&T may have an adverse effect on the business of the Company.

     GOVERNMENT REGULATION. The telecommunications industry is subject to regulation. While such regulation does not typically apply directly to the Company, federal and state regulatory agencies and commissions regulate most of the Company's domestic customers. The effects of such regulations, which are under continuous review and subject to change, on the Company's customers may adversely affect the Company.

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

     Prior to the Company's initial public offering in 1995 (the "IPO"), the Company's operating subsidiary also licensed certain technology from AT&T.
This technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the IPO and the Company's recapitalization in connection therewith, the Company sought AT&T's consent to assignment of this license from the operating subsidiary to the Company. At that time, AT&T indicated it would give consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. In the context of these discussions, Lucent has indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to include this technology in the context of a replacement license agreement. The Company is currently evaluating Lucent's claim. The resolution of this matter is uncertain at this time, and there can be no assurance that the Company will be able to obtain a replacement license agreement with Lucent at royalty rates which would not have a material adverse effect on the Company. See " -- Factors That May Affect Future Results -- Potential Competition from RBOCs and AT&T." See also "Item 1 - Legal Proceedings" under "Part II - Other Information."

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

     POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, the gain or loss of significant customers or of business at existing customers, legislative or regulatory changes, general trends in the industry, market conditions, analysts' estimates and other events or factors may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market periodically experiences extreme price and volume fluctuations which affect the market price for many high technology companies and which have little apparent correlation with the operating performance of these companies. Such broad market fluctuations may adversely affect the market price of the Common Stock.

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

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     On February 25, 1997, Wilcom, Inc. ("Wilcom") instituted a patent infringement action against the Company in the United States District Court for the Eastern District of New York (Wilcom, Inc. v. Teltrend Inc., Civil Action No. 97-0918) seeking injunctive relief, damages, interest, costs and attorney's fees. Wilcom alleges that certain of the Company's products infringe U.S. Patent Nos. 4,961,218 and 5,504,811, which relate to enhanced line powered amplifiers. The only Company product specifically identified as allegedly infringing the patents is the CYBERBLOCK(TM) model LCR4002. The Company believes that the CYBERBLOCK(TM) model LCR4002 does not infringe either of the patents identified in the suit, and accordingly, that it has the meritorious and complete defense of non-infringement. Nonetheless, in the event that Wilcom prevails in the action, the Company does not believe that the suit is likely to have a material adverse effect on the financial condition or results of operations of the Company. Although sales of the CYBERBLOCK(TM) model LCR4002 could increase in the future, sales of this product to date have not been significant.


ITEM 2 - CHANGES IN SECURITIES

     The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" under "Part I - Financial Information."


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:



EXHIBIT NO.       DESCRIPTION
-----------       --------------------------------------------------------------------

     2            None.

     3.1          Restated Certificate of Incorporation of Registrant, as amended.(1)

     3.2          Amended and Restated Bylaws of the Registrant.(2)



EXHIBIT NO.       DESCRIPTION
-----------       ---------------------------------------------------------------

     4.1          Specimen form of Common Stock certificate.(2)



     4.2          Articles Fourth, Seventh, Eighth, Tenth and Twelfth of the
                  Restated Certificate of Incorporation of the Registrant, as amended.(4)

     4.3          Articles I, II (Section 1 and 3), IV (Sections 1 through 6), V
                  (Section 3) and VI of the Amended and Restated Bylaws of the Registrant.(4)

     4.4          Credit Agreement between the Registrant and LaSalle National
                  Bank, dated June 14, 1995.(1)

     4.5          Rights Agreement, dated January 16, 1997, between the
                  Registrant and LaSalle National Bank, as Rights Agent.(7)

     4.6          Form of Rights Certificate (incorporated by reference to
                  Exhibit B to the Rights Agreement included as Exhibit 4.5 herewith).

     10.1         Indemnification Agreement, dated June 8, 1995, between the
                  Registrant and Howard L. Kirby, Jr.(1)

     10.2 Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an Indemnification Agreement.(6)

     10.3         Teltrend Inc. 1995 Stock Option Plan.(2)

     10.4         Form of Nonqualified Stock Option Agreement under the Teltrend
                  Inc. 1995 Stock Option Plan.(1)

     10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(6)

     10.6         TI Investors Inc. Stock Option Plan.(2)

     10.7         Forms of Nonqualified Stock Option Agreement under the TI
                  Investors Inc. Stock Option Plan, dated August 1, 1994, between the Registrant and Donald G. Bozeman, together with Amended and Restated Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated
                  May 13, 1994, between the Registrant and Donald G. Bozeman.(1)

     10.8         Teltrend Inc. 1996 Non-Employee Director Stock Option Plan.(5)

     10.9 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors of the Registrant.(6)

     10.10        Amended and Restated Stock Option Agreements, dated May 13,
                  1994, between the Registrant and Gilbert H. Hosie.(1)

     10.11        Registration Rights and Lock-Up Agreement between the
                  Registrant, The Prudential Insurance Company of America,
                  Pruco Life Insurance Company, AEA Investors Inc. and
                  Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

     10.12        Lease dated April 22, 1983, between CMD Corporation and the
                  Registrant, together with First Amendment to Lease, dated
                  August 9, 1985, between Morgan



EXHIBIT NO.       DESCRIPTION
-----------       -------------------------------------------------------------------

                  Guaranty Trust Company of New York and the Registrant and memorandum of Lease, First Amendment to Lease and Ratification of First Amendment to Lease, dated August 29,
                  1988.(2)

     10.13        Second Amendment to Lease, dated September, 1995, between
                  Morgan Guaranty Trust Company of New York and the Registrant.
                  (4)

     10.14 Form of Custody Agreement and Power of Attorney, dated as of October 2, 1995, by and among the Registrant, LaSalle
                  National Trust, N.A., as Depositary, Henry F. Skelsey and
                  Prescott C. Romeyn, as  attorneys-in-fact, and the Selling
                  Stockholders named therein.(3)

     10.15        Real Estate Sale Agreement, dated August 20, 1996, between the
                  Registrant and Itasca Bank & Trust Co., as Trustee under Trust
                  Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.(6)

     10.16        Teltrend Inc. 1996 Stock Option Plan.

     11           None.

     15           None.

     18           None.

     19           None.

     22           None.

     23           None.

     24           None.

     27           Financial Data Schedule.

     99           None.

---------------------

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996 (Commission File No. 0-26114).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Commission File No. 0-26114).

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16, 1997 (Commission File No. 0-26114).


(b)  Reports on Form 8-K:   On January 27, 1997, the Company filed a Current
     Report on Form 8-K dated January 16, 1997 (the "January Form 8-K"). The January Form 8-K reported, pursuant to Item 5 thereof, the adoption by the Company of its stockholder rights plan and the declaration of a dividend in connection therewith of one preferred share purchase right per share of outstanding Common Stock payable on January 27, 1997 to holders of record of the Common Stock as of the close of business on such date. In addition, on April 28, 1997 the Company filed a Current Report on Form 8-K dated April 18, 1997 which reported, pursuant to Item 5 thereof, the election of Susan Major to the Company's Board of Directors.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: June 10, 1997        TELTREND INC.
                           By:            /s/ Douglas P. Hoffmeyer
                              --------------------------------------------------
                                           Douglas P. Hoffmeyer
                                          Vice President, Finance
                            (Authorized Officer and Principal Financial Officer)

                                EXHIBIT INDEX




Exhibit No.     Description
-----------     -----------

     2          None.

     3.1        Restated Certificate of Incorporation of Registrant, as amended.(1)

     3.2        Amended and Restated Bylaws of the Registrant.(2)

     4.1        Specimen form of Common Stock certificate.(2)

     4.2        Articles Fourth, Seventh, Eighth, Tenth and Twelfth of the
                Restated Certificate of Incorporation of the Registrant, as amended.(4)

     4.3        Articles I, II (Section 1 and 3), IV (Sections 1 through 6), V
                (Section 3) and VI of the Amended and Restated Bylaws of the Registrant.(4)

     4.4        Credit Agreement between the Registrant and LaSalle National
                Bank, dated June 14, 1995.(1)

     4.5        Rights Agreement, dated January 16, 1997, between the
                Registrant and LaSalle National Bank, as Rights Agent.(7)

     4.6        Form of Rights Certificate (incorporated by reference to
                Exhibit B to the Rights Agreement included as Exhibit 4.5 herewith).

     10.1       Indemnification Agreement, dated June 8, 1995, between the
                Registrant and Howard L. Kirby, Jr.(1)

     10.2 Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an Indemnification Agreement.(6)

     10.3       Teltrend Inc. 1995 Stock Option Plan.(2)

     10.4       Form of Nonqualified Stock Option Agreement under the Teltrend
                Inc. 1995 Stock Option Plan.(1)

     10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(6)

     10.6       TI Investors Inc. Stock Option Plan.(2)

     10.7       Forms of Nonqualified Stock Option Agreement under the TI
                Investors Inc. Stock Option Plan, dated August 1, 1994, between the Registrant and Donald G. Bozeman, together with Amended and Restated Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated May 13, 1994, between the Registrant and Donald G. Bozeman.(1)

     10.8       Teltrend Inc. 1996 Non-Employee Director Stock Option Plan.(5)

     10.9 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors of the Registrant.(6)



Exhibit No.     Description
-----------     --------------------------------------------------------------------

     10.10      Amended and Restated Stock Option Agreements, dated May 13,
                1994, between the Registrant and Gilbert H. Hosie.(1)

     10.11      Registration Rights and Lock-Up Agreement between the
                Registrant, The Prudential Insurance Company of America, Pruco
                Life Insurance Company, AEA Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

     10.12      Lease dated April 22, 1983, between CMD Corporation and the
                Registrant, together with First Amendment to Lease, dated
                August 9, 1985, between Morgan Guaranty Trust Company of New
                York and the Registrant and Memorandum of Lease, First
                Amendment to Lease and Ratification of First Amendment to
                Lease, dated August 29, 1988.(2)


     10.13      Second Amendment to Lease, dated September, 1995, between
                Morgan Guaranty Trust Company of New York and the Registrant.(4)

     10.14 Form of Custody Agreement and Power of Attorney, dated as of October 2, 1995, by and among the Registrant, LaSalle National
                Trust, N.A., as Depositary, Henry F. Skelsey and Prescott C.
                Romeyn, as attorneys-in-fact, and the Selling Stockholders named therein.(3)

     10.15      Real Estate Sale Agreement, dated August 20, 1996, between the
                Registrant and Itasca Bank & Trust Co., as Trustee under Trust
                Agreement dated June 29, 1992 and known as Trust No. 11038 and
                The Kautz Road Business Park Joint Venture.(6)

     10.16      Teltrend Inc. 1996 Stock Option Plan.

     11         None.

     15         None.

     18         None.

     19         None.

     22         None.

     23         None.

     24         None.

     27         Financial Data Schedule.

     99         None.

-------------------

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

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996 (Commission File No. 0-26114).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 27, 1996 (Commission File No. 0-26114).

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16, 1997 (Commission File No. 0-26114).