Form 10-K
period 1997-07-26
TELTREND INC
filed 1997-10-24
CIK 943822

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 26, 1997
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

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
                     ST. CHARLES, ILLINOIS 60174
          (Address of Principal Executive Offices)(Zip Code)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 377-1700


     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE


     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                   COMMON STOCK, $.01 PAR VALUE PER SHARE

                       PREFERRED SHARE PURCHASE RIGHTS

                              (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X                 No
                   -----                 -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of October 17, 1997, 6,436,321 shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), were outstanding. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the registrant's Common Stock on October 17, 1997) held by non-affiliates of the registrant was $113,440,158 (6,436,321 shares at $17.625 per share).


                      DOCUMENTS INCORPORATED BY REFERENCE


PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JULY 26, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.


PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL
MEETING OF STOCKHOLDERS TO BE HELD DECEMBER 11, 1997 ARE TO BE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                   PART I


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         This Annual Report on Form 10-K, including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects, developments and business strategies for the Company (as defined) and its operations, including the development and marketing of certain new products and the anticipated future growth in certain markets in which the Company currently markets and sells its products or anticipates selling and marketing its products in the future. These forward-looking statements (i) are identified by their use of such terms and phrases as "expected," "expects," "believe," "believes," "will," "anticipated," "emerging," "intends," "could," "may," "estimates," "should," and (ii) are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including (a) risks of general market conditions, including demand for the Company's products and services, competition and price levels and the Company's historical dependence on relatively few product lines, certain suppliers and certain key customers, and
(b) risks inherent to the telecommunications industry, including rapidly changing technology, evolving industry standards, increasing numbers of patent infringement claims, changes in customer requirements, price-competitive bidding, changing government regulations and potential competition from the Regional Bell Operating Companies and Lucent Technologies, Inc., and others. Therefore, results actually achieved may differ materially from expected results included in, or implied by, these statements. See Subparagraph d. of
Item 1 -- "Factors That May Affect Future Results."




ITEM 1 - DESCRIPTION OF BUSINESS


a.       GENERAL DEVELOPMENT OF BUSINESS


         (i) BACKGROUND


         Teltrend Inc. ("Teltrend" or the "Company") designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data services over the telephone network. Substantially all of the Company's products have historically been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop").

         The Company's principal executive offices are located at 620 Stetson Avenue, St. Charles, Illinois, 60174 and its telephone number at that location is (630) 377-1700. Unless the context otherwise requires, all references to the "Company" or "Teltrend" in this Annual Report on Form 10-K (the "Report") collectively refer to Teltrend Inc. and its subsidiaries. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this Report refer to fiscal years ending in the calendar year indicated (e.g., fiscal 1997 refers to the year ended July 26, 1997).


         (ii) 3NET ACQUISITION


         On September 18, 1997, the Company consummated the purchase of all the outstanding shares (the "Shares") in the capital of Securicor 3 Net Limited of Basingstoke, England and its U.S. affiliate Securicor 3Net Inc. (collectively, "3net") from 3 Net Holdings Limited of Surrey, England ("3Net Holdings"). 3Net Holdings is a subsidiary of Securicor Communications Limited of Surrey, England ("Securicor Communications"). With operations in England, New Zealand, China and the United States, 3net is a leading developer of Integrated Services Digital Network ("ISDN") products for communications equipment and service providers. 3net also supplies local area networking ("LAN") internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide. The Company believes 3net will help it to expand into foreign markets and will allow the Company to deliver ISDN products for the infrastructure and terminal equipment markets.

         Pursuant to a Share Purchase Agreement, dated August 28, 1997, negotiated and entered into among the Company, Securicor 3 Net Limited, 3Net Holdings, Securicor Communications and Security Services plc (the parent company of 3Net Holdings and Securicor Communications), the Company acquired all of the Shares for a total acquisition cost of approximately U.S. $16.0 million in cash. 3net will adopt Teltrend's name and identity, but the Company does not expect any redundancies or major organization changes due to the acquisition. The Company funded its acquisition of 3net with its cash and cash equivalents on hand and the proceeds from the sale of certain of its investments in debt securities.


         (iii) TELTREND INC. RIGHTS AGREEMENT


         On January 16, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock"). The dividend was payable on January 27, 1997 to the holders of record of the Common Stock as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company, under certain circumstances involving the acquisition or the announcement of the intent to acquire 15% or more of the Company's Common Stock, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $160.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of January 16, 1997, as the same may be amended from time to time (the "Rights Agreement"), between the Company and LaSalle National Bank, as Rights Agent (the "Rights Agent"), a copy of which is filed herewith as an exhibit to this Annual Report on Form 10-K.


b.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


         During each of the last three fiscal years, the Company has operated in only one industry segment.


c.       NARRATIVE DESCRIPTION OF BUSINESS


         (i) GENERAL


         The Company designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, that are used by Telcos to provide voice and data services over the existing telephone network, primarily in the Local Loop. In recent years, the demand for high speed digital transmission over the telephone network has increased as a result of the demand for high capacity voice lines and the growing communications requirements of LAN interconnections, wide area networks ("WANs"), on-line data networks (which typically connect point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), the Internet, other on-line data services and, to a lesser extent, video conferencing. The Company's products enhance the transmission of voice and data over the copper network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.


         The Company's principal customers are the RBOCs, but the Company also sells its products to certain independent Telcos and other companies. The Company's traditional principal product lines include: (i) Tl/Wireless products which allow Telcos to deploy 1.544 Mbit/sec digital services; (ii) Voice Frequency ("VF") products which are primarily used to provide analog data transmission services via dedicated lines; (iii) Dataphone Digital Services ("DDS") products which are used to provide switched and dedicated line digital transmissions at rates from 2.4 to 64 Kbit/sec; (iv) ISDN products which provide switched digital transmission of voice or data at rates of up to 128 Kbit/sec over copper wireline; and (v) digital loop carrier ("DLC") products which are cabinets and plug-in channel units that are compatible with D4, SLC(R)*/ Series 5 and SLC(R) 96 systems. DLC products include plain old telephone service ("POTS") and special plain old telephone service ("SPOTS") products, which are used to provide traditional analog voice and modem services. In addition, the Company recently began selling both 2 and 4-wire High bit-rate Digital Subscriber Line ("HDSL") products which allow Telcos to provide T1 service without the need to condition the copper wireline or install mid-span repeaters for distances up to 12,000 feet.

----------

*/SLC is a registered trademark of Lucent Technologies Inc. ("Lucent")

         With the September 1997 acquisition of 3net, the Company has expanded its principal product lines to include ISDN products for communications equipment and service providers in the international market, as well as LAN internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.


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


         INCREASING DEPLOYMENT OF DIGITAL SERVICE IN THE LOCAL LOOP. While Telcos generally utilize fiber optic or other systems to permit high speed digital transmission between their switching facilities ("Central Offices") and from their Central Offices to DLC systems within the Local Loop, transmission over copper wireline remains the principal method by which telecommunication services are provided in the "last mile", the final link between the Central Office or DLC and the end-user. Increasing demand for digital transmission by end-users has given the Telcos considerable incentive to upgrade service in the Local Loop. Although replacement of the "last mile" copper wireline in the Local Loop with fiber optic, coaxial cable, hybrid fiber-coax, wireless and other higher bandwidth and quality transmission media has occurred to a certain extent, widespread replacement of the copper wireline has not occurred because of the labor and capital intensive nature of the replacement process. Consequently, technologies have emerged which enhance the transmission capabilities of the copper wireline and allow the Telcos to respond to customer demand for digital service in the Local Loop at affordable rates and at a level of quality approaching that of fiber.


         TECHNOLOGICAL DEVELOPMENTS AND TRENDS. DDS, when introduced in the early 1970s, was one of the first digital transmission services offered by Telcos in the Local Loop. DDS provides dedicated service at rates up to 64 Kbit/sec and has typically been deployed for point-of-sale applications and other on-line data networks. The next digital service to be widely deployed in the Local Loop was T1, which is a 1.544 Mbit/sec dedicated service that can be provided over two twisted pair of copper telephone wires. Applications for T1 service include connections between the Central Office and customer private branch exchanges ("PBXs") and T1 multiplexers and, more recently, cellular base-stations. Traditional T1 service is provided by "conditioning" the existing copper wireline to meet the standards for T1 service. This conditioning requires the removal of all bridge taps, the separation of the wire pairs and the installation of mid-span repeaters to regenerate the signal every 3,000 to 6,000 feet (which is necessary because the T1 signal degrades as it passes along the copper wireline). Consequently, installation and maintenance of repeatered T1 lines is labor intensive and can be costly, depending on the length of the loop and the amount of conditioning required along the copper wireline. HDSL technology is an accepted alternate method of providing T1 service across the copper network which does not require conditioning the lines or the installation of line repeaters for distances of up to 12,000 feet.


         Switched digital services are increasingly being deployed in the Local Loop in response to customer demand for flexible, high-bandwidth transmission services. Whereas dedicated lines are fixed connections between two points, switched services permit the flexibility of connecting with any similarly equipped location. A newer DDS-based service provides switched 56 Kbit/sec digital transmission. In addition, basic rate ISDN technology allows a Telco to deliver switched digital transmission over the copper network at rates up to 128 Kbit/sec (plus an additional 16 Kbit/sec for special services). These technologies can support telecommuting, video conferencing and remote-LAN access. Although basic rate ISDN technology has been available for over ten years, it had not been widely deployed by Telcos until recently. Its recent increase in popularity is largely attributable to the emergence of widespread Internet usage, and cost effective customer premises equipment ("CPE") which utilizes ISDN capabilities and features.

         Other emerging technologies that provide high bandwidth digital services include primary rate ISDN, a switched digital line which operates at T1 speeds, and Asynchronous Digital Subscriber Line ("ADSL"), which provides sufficient capacity for delivery of video-on-demand over the copper wireline.


         OTHER INDUSTRY TRENDS. Faced with increasing competition for customers, Telcos are demanding enhanced functionality in the equipment they deploy to deliver telecommunications services. In response, equipment manufacturers have developed, and will likely continue to develop, products which can be tested, adjusted and reconfigured from a remote location (i.e., "intelligent" products) to assist Telcos in achieving labor cost savings and efficiency gains. For instance, Telcos are now deploying sophisticated T1 transmission gear that includes inherent performance monitoring ("PM") capabilities. These PM systems allow the Telcos to constantly monitor the quality of service being delivered to their T1 customers.


         The technologies which have emerged to replace the existing copper infrastructure (such as fiber optic, coaxial cable, hybrid fiber-coax and wireless systems) remain relatively costly to install. While the transition from copper wireline to telecommunications networks based on newer technology is generally expected to be gradual, it is anticipated that the markets for and the pace of deployment of these technologies will grow as their costs decrease. Accordingly, demand for products applicable to the copper wireline will decrease and new products and services will need to be developed to address the demands of these growing markets. See Subparagraph d. (ii) of this Item 1 -- "Factors That May Affect Future Results -- Rapid Technological Changes and Dependence on New Products" and Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on T1/Wireless Product Line."


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


        The Company manufactures a broad range of products necessary to provision the Local Loop which are designed for installation either at the end-user's premises, along the Local Loop or at the Central Offices. The Company's products include channel units, repeaters and termination units used by the Telcos for the provisioning, testing and termination of analog and digital transmission services in the Local Loop at speeds of up to 1.544 Mbit/sec.


         Most of the Company's products consist of a single printed circuit board upon which a microprocessor and other electronic components are mounted. These units generally plug into a housing at either the customer's location, the Central Office or an intermediate point along the telephone network. While the Company offers many of the housings into which these units plug, some of the units are designed specifically to plug into housings or systems manufactured by others, and virtually all of the units are plug compatible with various industry-standard systems, such as the Lucent SLC(R)-5 DLC system. To meet customer requirements, the Company regularly produces customized versions of its standard products to incorporate customer-specific "firmware" (embedded memory) or unique hardware (such as a customized electronic assembly) or to mount unique parts on an otherwise standard printed circuit board. Many of the Company's products enhance traditional voice and data transmission products, incorporating onboard microprocessors which allow them to perform many functions automatically and to be provisioned and tested from a remote location, thereby reducing labor costs and achieving efficiency gains.


         (B) THE COMPANY'S PRODUCT LINES


         T1/WIRELESS PRODUCTS. The Company is a supplier of intelligent repeatered T1 products for the Local Loop. These products allow Telcos to quickly deploy high speed (1.544 Mbit/sec) digital service over the existing infrastructure of copper wireline in the Local Loop at affordable rates and at a level of quality which approaches that of fiber. T1 service is frequently deployed for PBX and dedicated lines. The Company was the first to successfully introduce cost-effective intelligent T1 repeaters, which spurred the sales growth of the Company's T1 products.


         Within its T1 product line the Company currently offers intelligent network interface units ("NIUs"), intelligent office repeaters, intelligent line repeaters, T1 maintenance shelves and T1 mountings. The Company's NIUs are installed by Telcos to terminate a T1 line at the customer's premises and to allow testing of the circuit. The Company's T1 repeater products are installed by Telcos to regenerate a T1 signal that has degraded due to transmission over a long distance of copper wireline. These repeaters contain addressable loopback circuits that allow rapid fault isolation from a remote location. This remote testing capability allows Telcos to offer improved service at a lower cost in the increasingly competitive telecommunications environment.


         A new generation of NIUs is being introduced to Telcos throughout the United States. These new NIUs contain extensive performance monitoring capabilities for both directions of T1 transmission (toward the customer and toward the network). The PM NIUs provide crucial information to the network provider regarding the quality and availability of their delivered T1 services. PM NIUs can be deployed ubiquitously at the network interface, terminating all forms of T1 transmission facilities - repeatered T1, HDSL, or fiber-based. The Company has developed a PM NIU product that it began to sell in January 1997 to help the Company successfully compete in the PM NIU market. While there is no assurance that the Company will be able to compete in the PM NIU market, the Company believes that its PM NIU sales and the market for PM NIU products will show moderate growth over the next several years.


         HDSL technology is an accepted alternate method of providing T1 service over the copper wireline in the Local Loop. HDSL is easier to provision than traditional T1 service because it eliminates the need to condition the wireline and to install line repeaters for distances of up to 12,000 feet. Despite the use of HDSL, Telcos continue to deploy traditional repeatered T1 service, since it is presently more cost-effective than HDSL on short lines and on established repeatered T1 routes. However, the Company expects that demand for its T1/Wireless products (which provide traditional repeatered T1 service) will decline as the cost of HDSL systems declines. The Company has recently introduced a 4-wire HDSL product line in response to the anticipated decline in demand for repeatered T1 products. See Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on T1/Wireless Product Line."


         In fiscal 1996, the Company introduced a T1 product called the CellPak(TM). The CellPak(TM) provides T1 transport in a completely self-contained, pre-tested, outdoor package for connecting a cellular or personal communications services antenna cell site back to its local telephone Central Office using metallic or fiber optic lines. Coordination problems that are often encountered between the wireless operator and the telephone company are greatly reduced by the CellPak(TM), both in original installation and in maintenance situations. Teltrend's CellPak(TM) systems are available with HDSL, conventional T1 or fiber optic feeds.


         Sales of the Company's T1/Wireless products accounted for approximately 56.2%, 54.3% and 55.6% of the Company's total net sales for fiscal 1997, 1996 and 1995, respectively.


         VF/DLC PRODUCTS. The Company is a supplier of intelligent VF products. Within its VF product line the Company currently offers data station termination ("DST") units, VF channel units and mountings which Telcos use primarily to provide dedicated analog data lines. The Company's DST and VF channel units are installed by Telcos at the customer's premises and in a channel bank or DLC system, respectively, to terminate both ends of an analog data line. In addition, these units contain onboard microprocessors which allow all testing and adjustment to be performed from a remote location.


         The Company's VF products are principally used by Telcos to provision the 4-wire analog data lines typically leased by Telco customers to connect geographically dispersed computer terminals (such as point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations) to a central computer. Although there are several other ways to link these terminals to a central computer (most notably DDS), analog data lines remain, for several reasons, a primary method for accomplishing these links. An analog data line is the only practical way to add a terminal to an existing analog data network (of which there is a large installed base). In addition, analog data line transmission is often the more economical, more easily installed or, in certain locations, the only service available.


         The Company believes that the domestic market for its VF products is decreasing, and will likely continue to decrease, as digital data transmission services within the Local Loop become less costly and more widely deployed. However, the Company will endeavor to partially offset the effects of this decline by expanding its marketing efforts for its VF products to independent Telcos and to international markets.


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


         Late in fiscal 1996, Teltrend introduced a product called the CyberBlock(R), which improves voice and data transmission over ordinary telephone loops. In addition to solving various common voice and modem problems, the CyberBlock(R) also furnishes a lower cost way for telephone companies to provision 2-wire special service lines. The CyberBlock(R) employs a modern microprocessor design which allows it to automatically adjust gain and equalization of the loop in both directions. The CyberBlock(R) has been used in small quantities at each of the RBOCs and is officially approved by three RBOCs.


         Sales of the Company's VF products accounted for approximately 15.4%, 21.0% and 32.0% of the Company's total net sales for fiscal 1997, 1996 and 1995, respectively.


         Within its DLC product line, the Company manufactures an advanced 2-wire foreign exchange unit ("2FXO") for the Lucent SLC(R)96 and D4 systems. The 2FXO uses microprocessor control to compensate for network anomalies caused by variations in PBX's and Central Office switches. It thereby eliminates various operational and billing problems commonly experienced with foreign exchange lines.


         In late fiscal 1996, the Company introduced a new advanced 2-wire dial pulse terminate unit with gain transfer ("DPT/GT") for D4 channel bank systems. The DPT/GT uses microprocessor control to provide an automated precision balance. This saves time and manpower in provisioning service and eliminates operational performance problems (such as "howling") due to maladjustment from manual trial-and-error balancing.


         In the past, the Company has competed in the DLC market largely by supplying special service channel units for the existing infrastructure of Lucent DLC systems (SLC(R)96, SLC(R)5). The Company is now in the process of becoming an original equipment manufacturer of channel units by selling channel units to Next Level System, Inc., which is an emerging DLC systems company. The Company also recently began supplying very small DLC systems that are SLC(R)5 plug-compatible.


         DDS/ISDN PRODUCTS. The Company's DDS products are used by Telcos to deliver digital service across two twisted pair of copper wires in the Local Loop at speeds from 2.4-64 Kbit/sec. The majority of DDS service is provided by means of a dedicated line, but switched 56 Kbit/sec service is also available. As with the Company's analog VF data transmission products, DDS service is typically used by customers who need to connect geographically dispersed computer terminals to a central computer. In recent years, DDS has benefited from the trend toward digital service described above, including frame relay service for Internet access.


        The Company manufactures DDS channel units (known as "dataports"), which the Telcos plug into a channel bank or DLC system to connect a DDS line to the rest of the telephone network. The Company also manufactures intelligent DDS termination units, which are installed by Telcos at the end-user's premises to configure and maintain a DDS line. These products are sold to all of the RBOCs and to Southern New England Telephone.


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


        The Company currently manufactures and markets an ISDN channel unit which plugs into Lucent's SLC(R)5 DLC system, an ISDN line repeater unit (which is required every 12,000 to 18,000 feet along a line furnishing ISDN service) and an ISDN channel unit for use with channel banks at Telco Central Offices (which is necessary to interface the ISDN signal for interoffice transport when the local Central Office switch cannot support ISDN service). See Subparagraph
d. (ix) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."


        The Company's acquisition of 3net in September 1997 has increased its ISDN product offerings. 3net supplies ISDN access networking solutions such as protocol conversion, port concentration, routing and remote management units for telecommunications service and equipment providers which facilitate basic rate and primary rate delivery by European and other international Telcos. 3net also supplies network routers, a line of terminal equipment that makes ISDN more attractive to the end-user.


        BROADBAND PRODUCTS. The Company is currently selling both 2 and 4-wire HDSL products. HDSL technology allows Telcos to provide T1 service without the need to condition the copper wireline or install mid-span repeaters for distances of up to 12,000 feet. The HDSL market in the United States is highly competitive and currently dominated by three companies: PairGain Technologies, Inc. ("PairGain"); ADC Telecommunications; Inc. ("ADC"); and ADTRAN, Inc. ("ADTRAN"). See Subparagraph c. (ix) of this Item 1 -- "Narrative Description of Business -- Competition".


        (iv) CUSTOMERS


        The Company has historically sold substantially all of its products to the RBOCs and a small portion of its products to independent Telcos, such as GTE and Sprint and international Telcos. Sales to the RBOCs accounted for approximately 95.8%, 95.2% and 96.3% of the Company's total net sales in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, sales to BellSouth Telecommunications Inc., SBC Communications Inc., Ameritech Corp., Pacific Bell and US West Inc. accounted for 25.9%, 19.3%, 13.4%, 11.2% and 10.8%, respectively, of the Company's total net sales and one of these customers purchased T1 products which accounted for approximately 13.3% of the Company's total net sales. No other customer accounted for more than 10% of the Company's total net sales during fiscal 1997. The Company believes that its acquisition of 3net will give the Company an opportunity to expand its customer base to include international Telcos and international small businesses, distributors and other end-users of networking routers, thereby somewhat reducing the Company's overall dependence on sales to the RBOCs. See Subparagraph d. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers."


        Prior to selling a product to a Telco customer, the Company generally must first submit that product for qualification by the customer. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for qualification. Although the qualification process varies somewhat among customers, the Company's experience is that the process can take anywhere from a few weeks to a year or more and generally consists of the following three phases:

         - Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards, such as those set by Bell Communications Research, Inc. ("Bellcore").


         - Field Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.


         - Product Selection and Deployment. Prior to product selection and deployment, the customer develops and implements a variety of methods and procedures relating to ordering, stocking, installation, maintenance, returns and all other activities associated with the use of the product.


        (v)   MARKETING, SALES AND DISTRIBUTION


        As of July 26, 1997, the Company's marketing, sales and distribution programs were conducted by 39 employees. The majority of the Company's sales in the United States are made by its field sales organization, which consists of 23 salespersons deployed throughout the United States. The marketing, sales and customer service employees based at the Company's headquarters support these field salespersons and often become involved in the sales process. With the acquisition of 3net, the Company increased its sales organization with 9 salespersons based in the U.K., 3 salespersons based in New Zealand and 3 salespersons based in China. The Company also sells its products through distributors. Although the Company has agreements with many of these distributors, these agreements do not establish minimum purchase commitments and are generally terminable by either party on 60 days notice. For each of the Company's last five fiscal years, no distributor has accounted for more than 1.5% of the Company's total net sales. The Company believes that its success has, to a significant degree, been due to the performance of its sales and distribution teams and that its future success will depend, in part, on its ability to attract and retain qualified sales and marketing personnel who can successfully increase the Company's sales revenue in the highly competitive telecommunications equipment marketplace.


        The Company has multi-year supply agreements with virtually all of its major customers, which cover products representing a majority of the Company's sales. These agreements only govern the terms and conditions applicable to purchases of the Company's products, including prices, and generally do not establish any minimum purchase commitments. Sales of the Company's products under these agreements are made on a purchase order basis. Because these contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time, any significant increase in the Company's costs during such periods which the Company is unable to offset with a corresponding increase in prices due to such prohibitions could have a material adverse effect on the Company. See Subparagraph d. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers." In addition, the Company has arrangements with four of its customers which require the Company to maintain a portion of its finished goods inventory at the various locations of such customers. As of July 26, 1997, approximately 33% of the Company's finished goods inventory was maintained at these locations. The Company may enter into additional similar arrangements as the RBOCs increasingly seek ways to reduce their inventory costs. These arrangements generally require the Company to maintain higher inventory levels than would otherwise be required. See Subparagraph d. (v) of this Item 1 -- "Factors That May Affect Future Results--Increased Inventory Levels and Need to Make Advance Purchase Commitments" and Subparagraph d. (x) of this Item 1 -- "Factors That May Affect Future Results--Potential Product Recalls and Warranty Expenses."


        (vi) RESEARCH AND PRODUCT DEVELOPMENT


        The Company is market driven and works closely with its current and potential customers in connection with product development. Using feedback received from such customers, the Company identifies and develops new products and enhancements to its existing products.

        As of July 26, 1997, the Company's research and product development was carried out by a total of 76 engineers and engineering support personnel. These individuals are organized into teams corresponding to the Company's product lines, with each team being responsible for providing technical support for the Company's existing products and conceiving new products in cooperation with others within the Company. Utilizing computer-aided design tools, each product team also implements the Company's ongoing "value engineering" programs which are designed to periodically replace all of the Company's major products with successive generations having additional product features, such as "intelligence," or new mechanics and/or lower costs. The September 1997 acquisition of 3net increased the Company's research and product development team with 29 people based in the United Kingdom and 14 people based in New Zealand.


        All product development expenses are charged to operations as incurred. The Company's expenditures on research and product development were approximately $9.7 million, $7.9 million and $5.3 million for fiscal 1997, 1996 and 1995, respectively. The Company believes its future success will depend in part on its ability to, on a cost effective and timely basis, continue to enhance its products, develop and introduce new products for the telephone network transmission market and other markets, address new industry standards and changing customer needs and achieve market acceptance for its products. Accordingly, the Company intends to continue to make significant investments in research and product development, with a goal of maintaining its annual research and development expenses at between 11% and 12% of its annual net sales. See Subparagraph d. (ii) of this Item 1 -- "Factors That May Affect Future Results--Rapid Technological Changes and Dependence on New Products." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1997 Compared with Fiscal 1996."


        (vii) CUSTOMER SERVICE AND SUPPORT


        The majority of service, repair and technical support of the Company's products is performed at the Company's headquarters. Under certain circumstances, the Company also provides comprehensive on-site field support to its customers. The Company also offers telephone technical support to its domestic customers 24 hours a day, seven days a week and also provides training to its principal customers with respect to its products.


        Most of the Company's products carry a seven year limited warranty, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use, and all other express or implied warranties. Products returned which have malfunctioned or failed to operate during the warranty period through no fault of the customer are either repaired or replaced promptly. The Company's warranty covers only Company products and is not extended to related equipment or components used in conjunction with these products. For each of the past five fiscal years, the Company's warranty expense has been relatively insignificant, representing less than 1.0% of the Company's annual net sales. The Company believes its low return rate is the result of its rigorous product quality program. Although the Company maintains a comprehensive quality control program and has a high level of confidence in the quality and reliability of its products, there can be no assurance that in the future certain of the Company's products will not suffer from defects or other deficiencies. In addition, the Company is a party to supply contracts with certain of its major customers pursuant to which the Company may, under certain circumstances, be required to accept certain returns of products or to indemnify such customers against certain liabilities arising out of use of the Company's products. See Subparagraph d. (x) of this Item 1 -- "Factors That May Affect Future Results--Potential Product Recalls and Warranty Expenses."


        (viii) MANUFACTURING AND SUPPLIERS


        To successfully compete for Telco business, telecommunications equipment manufacturers must offer products which assist Telcos in meeting customer demand for high quality, reliable transmission services. The Company is committed to customer satisfaction in the design and manufacture of its products and maintains comprehensive quality control systems to monitor product and service quality throughout all of its processes. This commitment has resulted in the Company's domestic operations achieving CSQP(SM) (Customer Supplier Quality Process) and ISO 9001 Registration recognition from Bellcore.

        At July 26, 1997, the majority of the Company's manufacturing and quality processes were conducted by 236 employees. The Company's manufacturing process consists of several distinct phases: material planning and procurement, assembly, burn-in, testing and quality audit. The Company procures electronic and mechanical components from outside manufacturers and assembles them using a substantially automated production process. Incoming components are subject to quality inspection and testing. In addition, all products manufactured by the Company are 100% tested prior to shipment to customers. The Company's quality control systems are designed to assure product conformance with Bellcore standards, high reliability in the field and complete customer satisfaction.
To date, the Company has experienced no significant field failure conditions.


        All of the products offered and sold by the 3net operations are manufactured by independent contractors, generally pursuant to manufacturing agreements entered into with 3net. These products have all achieved ISO9002 recognition, and 3net's software products have achieved "Ticket" recognition for quality performance. In addition, the contract manufacturers generally give 3net a 12-month warranty against product defects.


        Historically, the Company has used industry standard components for its products. Some components, however, including application specific integrated circuits ("ASICs"), are custom made to the Company's specifications. In addition, the Company uses proprietary design integrated circuits ("PDICs") in the manufacture of its products which are the design and property of the manufacturer from which they are purchased. Certain key components required to manufacture the Company's products, principally its ASICs and PDICs, are currently available from only one source. The Company continually evaluates its sources of supply and will establish additional supply relationships where available and advisable to increase the reliability of receipt of components. The Company generally obtains its components on a purchase order basis. Components that currently are readily available may become difficult to obtain in the future. In response to long order lead times and delays in the supply of key components, the Company keeps an inventory of certain components at its production facility on a consignment basis. See Subparagraph d. (v) of this
Item 1 -- "Factors That May Affect Future Results--Dependence on Certain Suppliers."


        The Company's customers typically require delivery of products shortly after an order is placed which requires the Company to maintain relatively high inventory levels and increases the risk of inventory obsolescence. In addition, certain of the components used by the Company require an order lead time of up to six months and the Company must regularly make advance noncancelable commitments to purchase relatively large quantities of such components. The Company continually monitors and reviews its inventories and purchasing practices in an effort to minimize inventory related costs and the risk of obsolescence. Members of the Company's management team meet each month to review current inventories for potential obsolescence and, based on a rolling six-month sales forecast, inventory aging data and purchasing trends, to establish appropriate inventory reserves and inventory purchasing levels for the succeeding month. See Subparagraph d. (vi) of this Item 1 -- "Factors That May Affect Future Results -- Increased Inventory Levels and Need to Make Advance Purchase Commitments." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."


        (ix) COMPETITION


        The markets for the Company's products are highly competitive and characterized by rapid technological change, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. With the development of the worldwide telecommunications market and increasing demand for high speed digital transmission over the existing telephone network, many companies have emerged to offer products for these markets. Moreover, the Company expects competition to increase both from existing competitors and from other companies which may enter the Company's existing or future markets, including the RBOCs and Lucent. Lucent currently manufactures certain products also manufactured and sold by the Company. See Subparagraph d. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers" and Subparagraph d. (vii) of this Item 1 -- "Factors That May Affect Future Results--Potential Competition from RBOCs and Lucent." See also Subparagraph c. (x) of this Item 1 -- "Narrative Description of Business -- Regulation." The Company competes for customers on the basis of price, product features, conformance with industry standards and specifications, performance and reliability, technical support and the maintenance of close customer relationships.

        The Company's competitors in the United States and elsewhere are numerous and, in most cases, have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos. The Company's principal competitors with respect to T1 products are ADC, Troncom and Westell, Inc. In addition, because HDSL is easier to provision than traditional T1 service, the Company is facing increasing competition with respect to its repeatered T1 products from suppliers of HDSL systems, which is an accepted alternate method of delivering T1 services in the Local Loop. The HDSL market is dominated by PairGain, ADC and ADTRAN. The Company's principal competitor with respect to VF products is Tellabs, Inc. and the domestic market for VF products generally is experiencing decreasing demand as higher speed digital data transmission services become less costly and more widely deployed. The Company's principal competitor with respect to DDS products is ADTRAN. Lucent and Pulse Communications, Inc. ("Pulsecom"), a subsidiary of Hubbell Incorporated, are the Company's principal competitors with respect to the Company's DLC products. With respect to the Company's ISDN products, the Company's principal competitor is ADTRAN. See Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on T1/Wireless Product Line" and Subparagraph d. (iv) of this Item 1 -- "Factors That May Affect Future Results -- Highly Competitive Industry."


        (x) REGULATION


        The telecommunications industry is subject to regulation in the United States, the United Kingdom and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may adversely impact the Company's sales and operating results. For example, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services and regulatory policies affecting terms on which common carriers conduct their business. These policies are under continuous review and are subject to change. See Subparagraph d. (viii) of this Item 1 -- "Factors That May Affect Future Results--Government Regulation."


        The Telecommunications Act of 1996 (the "Telecommunications Act"), enacted on February 8, 1996, has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. See Subparagraph d. (vii) of this Item 1 -- "Factors That May Affect Future Results -- Potential Competition from RBOCs and Lucent."


        (xi) PROPRIETARY RIGHTS


        The name "Teltrend" is a registered trademark of the Company in the U.S. The Company has also registered six of its product names and has applied for trademark registration for ten additional product identifiers or names in the U.S. The Company has pursued and intends to continue to pursue patent protection of inventions that it considers important to the Company's business and for which such protection is available. The Company presently holds patents on thirteen inventions relating to its products and has fourteen patent applications pending in the U.S. The Company also has a registered copyright in the U.S. with respect to a certain software program used in a number of its products. In addition, as part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its key employees and certain suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary rights or that the Company's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

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


        Prior to the Company's initial public offering in June 1995 (the "IPO"), the subsidiary through which the Company then conducted its operations (the "Operating Subsidiary") also licensed certain technology from AT&T, which technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the merger of the Operating Subsidiary into Teltrend Inc., the Company sought AT&T's consent to assignment of this license from the Operating Subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. However, the term of the license agreement expired before the parties had the opportunity to resolve these issues and the parties have since discussed a replacement license agreement. There can be no assurance that the Company will be able to obtain a replacement license agreement at royalty rates which do not exceed those in effect during Fiscal 1995, and any substantial increase in royalty rates could have a material adverse effect on the Company. The Company is also evaluating its continuing obligations to AT&T (now Lucent) with respect to the Operating Subsidiary's pre-IPO license agreement with Lucent including the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. Any resolution of these issues which applies the maximum royalty increase provided for in the license to a substantial number of the Company's products could have a material adverse effect on the Company's results of operations. See Subparagraph d. (ix) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."


        Further, in the context of its discussions with Lucent, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and Lucent has expressed a willingness to license such technology. The Company is currently evaluating Lucent's claim and the advisability of entering into such licensing agreement. However, there can be no assurance as to the resolution of this matter. See Subparagraph d. (ix) of this Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."


        (xii) EMPLOYEES


        As of July 26, 1997, the Company had 371 full-time employees, including 76 in engineering, 39 in sales and marketing, 236 in manufacturing and quality assurance and 20 in finance and administration. The acquisition of 3net increased the Company's total number of full-time employees by 113 to a total of 484. The Company's future success will depend largely upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


        (xiii) BACKLOG


        At July 26, 1997, the Company's backlog of orders believed to be firm was approximately $2.1 million, compared to approximately $4.0 million at July 27, 1996. The Company believes that backlog is not a meaningful indicator of net sales that can be expected for any future period.

d.      FACTORS THAT MAY AFFECT FUTURE RESULTS


        (i)   DEPENDENCE ON T1/WIRELESS PRODUCT LINE


        The Company's T1/Wireless products accounted for approximately 56.2%, 54.3% and 55.6% of the Company's total net sales in fiscal 1997, 1996 and 1995, respectively. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of its T1/Wireless products. Consequently, the Company's inability to maintain or increase net sales of its T1/Wireless products in the future, or to offset any shortfall in sales of such products with sales within its other existing or future product lines, could have a material adverse effect on the Company.


        The Company is facing increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering T1 services in the Local Loop. Because HDSL is easier to provision than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its T1 products as the cost of HDSL systems decline. If increasing competition causes the Company to reduce selling prices for its repeatered T1 products, there can be no assurance that the Company will be able to increase unit sales volumes of such products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products to offset in full or in part the reduced revenue effects of such selling price reductions.


        (ii)  RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS


        The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. All of the Company's existing products are designed primarily to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace this copper wireline with fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). Furthermore, the Company faces increasing competition with respect to its repeatered T1 products from suppliers of HDSL systems as an alternate method of delivering conventional T1 services. The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company.


        (iii)  RELIANCE ON CERTAIN CUSTOMERS


        The Company has historically depended, and is likely to continue to depend, on the RBOCs for substantially all of its net sales. Sales to the RBOCs accounted for approximately 95.8%, 95.2% and 96.3% of the Company's total net sales in fiscal 1997, 1996 and 1995, respectively. Among the RBOCs, sales to BellSouth Telecommunications Inc., SBC Communications Inc., Ameritech Corp., Pacific Bell and US WEST Inc. accounted for approximately 25.9%, 19.3%, 13.4%, 11.2% and 10.8%, respectively, of the Company's net sales in fiscal 1997. During this same period, one of these customers purchased T1 products which accounted for approximately 13.3% of the Company's total net sales. The Company has no supply agreements with any of the RBOCs which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or other customers will continue or that the Company's customer base will become materially less concentrated. See -- "Factors That May Affect Future Results -- Potential Competition from RBOCs and Lucent." The loss of one or more of the RBOCs as a customer, the reduction of orders for the Company's products, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company. In addition, recent contract negotiations with certain
RBOCs have resulted in lower prices for selected products. Also, the RBOCs and most of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.


        (iv)  HIGHLY COMPETITIVE INDUSTRY


        The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and Lucent. See "--Factors that May Affect Future Results -- Potential Competition From RBOCs and Lucent." Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time to meet increasing competition and will likely be required to do so in the future. The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by reductions in the Company's cost of sales. There can be no assurance that the Company will be able to increase unit sales volumes of its products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products. Most of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.


        (v)  DEPENDENCE ON CERTAIN SUPPLIERS


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


        The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to continue to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components or products, or to develop alternative sources of such components or alternative contract manufacturing relationships (in the case of the 3net operations) on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See "-- Factors That May Affect Future Results -- Reliance on Certain Customers."


        (vi) INCREASED INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS


        To respond to anticipated customer demand, the Company maintains high inventory levels. In addition, at the request of several of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at the various locations of such customers. Although the Company believes these arrangements facilitate sales to its customers, they result in higher levels of inventory than are necessary in the absence of such arrangements. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. At July 26, 1997, the Company had open noncancellable purchase commitments of approximately $2.6 million, covering several different components. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company. See Subparagraph c. (viii) of this Item 1 -- "Narrative Description of Business -- Manufacturing and Suppliers" and Subparagraph c. (v) of this Item 1 -- "Narrative Description of Business -- Marketing, Sales and Distribution."


        (vii)  POTENTIAL COMPETITION FROM RBOCS AND LUCENT


        The Telecommunications Act of 1996 has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. In addition, the operations of Lucent, as a supplier to the Telcos, may have an adverse effect on the Company's business because Lucent sells certain products that directly compete with the Company's products.


        (viii)  GOVERNMENT REGULATION


        The telecommunications industry is subject to regulation in the United States, the United Kingdom and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may adversely impact the Company's sales and operating results. For example, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services and regulatory policies affecting terms on which common carriers conduct their business. In addition, certain countries may have or may develop rules and regulations that will adversely affect the Company's ability to effectively compete in some markets. Thus, there is no assurance that markets that are now open to the Company's products will not be limited by government regulation in the future.


        (ix)  PROPRIETARY RIGHTS AND RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT


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

        The Company was a party to agreements with certain of the RBOCs pursuant to which it licensed certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The terms of virtually all of these licensing agreements expired at varying times during fiscal 1995, subject to a right of continuation at an increased royalty rate with respect to specified Company products. The Company is currently evaluating its continuing obligations under each of the remaining agreements and the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. There can be no assurance that the results of the Company's evaluation of these agreements and/or subsequent negotiations with the RBOCs will not result in the Company's payment of royalties at increased rates with respect to all or a substantial number of the Company's products. Any substantial increase in royalty rates could have a material adverse effect on the Company.


        Prior to the IPO, the Operating Subsidiary also licensed certain technology from AT&T. This technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the IPO and the Company's recapitalization in connection therewith, the Company sought AT&T's consent to assignment of this license from the Operating Subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license.


        After AT&T's spin-off of Lucent and the simultaneous transfer of certain technology and patent rights to Lucent, the Company continued its discussions with Lucent instead of AT&T. In the context of these discussions, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to include this technology in the context of a replacement license agreement. The Company is currently evaluating Lucent's claim. The resolution of this matter is uncertain at this time, and there can be no assurance that the Company will be able to obtain a replacement license agreement with Lucent at royalty rates which would not have a material adverse effect on the Company. See "--Factors That May Affect Future Results -- Potential Competition from RBOCs and Lucent." See also Item 3 -- "Legal Proceedings."


        (x)  POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES


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


        (xi)  POSSIBLE VOLATILITY OF STOCK PRICE


        The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, the gain or loss of significant customers, legislative or regulatory changes, general trends in the industry, market conditions, analysts' estimates, the stock market and other events or factors may cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have little apparent correlation with the operating performance of these companies. Such broad market fluctuations may adversely affect the market price of the Common Stock.


        (xii) RISKS RELATED TO 3NET ACQUISITION


        The Company completed its acquisition of 3net on September 18, 1997. The Company expects the acquisition of 3net to increase its sales and the markets for its existing and future product offerings. However, there can be no assurance that 3net will provide the sales and market opportunities that the Company expects. Furthermore, even if the acquisition of 3net does provide such expected sales and market opportunities, there can be no assurance that the Company will be able to successfully integrate 3net into its business or take advantage of the synergies which the Company presently believes will result from the integration of 3net's business. Any failure by the Company to quickly and successfully integrate the 3net business such that it is able to derive the benefit from contemplated synergies could have a material adverse effect on the Company's results of operations.


ITEM 2 - PROPERTIES


        The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in a facility containing approximately 105,000 square feet located on approximately seven acres of land in St. Charles, Illinois. The Company leases this building under an operating lease arrangement which expires in September 1999. The Company is also leasing an additional 3,712 square feet in an office building also located in St. Charles, Illinois. This building is used to provide office and lab space for marketing and engineering personnel. The lease on this space expires in December 1998. In October 1997, the Company offered to purchase another building in St. Charles, Illinois to provide 19,890 square feet of office and lab space for $915,000. The offer was preliminarily accepted but all of the terms of the purchase have not been agreed upon.


        3net's principal administrative and engineering offices are located in a 16,000 square foot facility in an office complex in Basingstoke, England under two leases which expire in December 2005. 3net also leases sales and engineering offices in Christchurch, New Zealand (approximately 8,000 square feet under a lease that expires in March 2000, subject to a four-year renewal right) and Beijing, China (approximately 2,000 square feet under a lease that expires in 2007).


        The Company believes that anticipated growth through September 1999 can be accommodated by these facilities and by leasing additional space.


        On March 5, 1997, the Company purchased 22.65 acres of land located in Geneva, Illinois for approximately $1.8 million. The Company plans to commence the construction of a new office, researching and manufacturing facility in late fiscal 1998. The Company estimates the cost of this facility to be approximately $20.0 million and expects to fund its construction from existing cash, cash flows and possibly debt.


ITEM 3 - LEGAL PROCEEDINGS


        On February 25, 1997, Wilcom, Inc. ("Wilcom") instituted a patent infringement action against the Company in the United States District Court for the Eastern District of New York (Wilcom, Inc. v. Teltrend Inc., Civil Action No. 97-0918) seeking injunctive relief, damages, interest, costs and attorney's fees. Wilcom alleges that certain of the Company's products infringe U.S. Patent Nos. 4,961,218 and 5,504,811, which relate to enhanced line powered amplifiers. The only Company product specifically identified as allegedly infringing the patents is the CyberBlock(R) model LCR4002. The Company believes that the CyberBlock(R) model LCR4002 does not infringe either of the patents identified in the suit and, accordingly, that it has the meritorious and complete defense of non-infringement. Nonetheless, in the event that Wilcom prevails in the action, the Company does not believe that the suit is likely to have a material adverse effect on the financial condition or results of operations of the Company. Although sales of the CyberBlock(R) model LCR4002 could increase in the future, sales of this product to date have not been significant.


        The Company is from time to time involved in various other legal proceedings arising in the ordinary course of its business. In addition, the Company has from time to time been notified by others who assert exclusive rights to certain technology. The Company evaluates these claims on a case by case basis and enters into licensing arrangements when it appears necessary or desirable to do so. The Company believes the resolution of any other pending matters will not materially affect the Company's financial position or results of operations. See Subparagraph d. (ix) of Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third Party Claims of Infringement."

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted during the fourth quarter of the Company's 1997 fiscal year to a vote of security holders, through solicitation of proxies or otherwise.


Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on December 11, 1997.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


     HOWARD L. KIRBY, JR., PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS--Mr. Kirby has served as the President, the Chief
Executive Officer and a director of the Company since January 1990.   Mr. Kirby
was named Chairman of the Board of Directors in February 1997. Mr. Kirby began his career in the telecommunications industry in 1962 with Collins Radio Company (which subsequently became a part of Rockwell International Corporation), where he spent 20 years in various management positions in engineering, marketing and sales. From 1982 to 1984, Mr. Kirby was the Director of Planning and Business Development for U.S. Telephone, now part of Sprint Corporation. In 1984, Mr. Kirby became the Vice President and General Manager at Pulse Communications, Inc. ("Pulsecom"), a subsidiary of Hubbell Incorporated, and held that position until he joined the Company in 1990. Mr. Kirby is 61 years old.


     GILBERT H. HOSIE, VICE PRESIDENT, RBOC SALES--Mr. Hosie has served as Vice President, RBOC Sales since March 1997. Mr. Hosie began his career as a technician for New York Telephone Company in 1964. In 1969, he became District Sales Manager for General Electric Company and held that position for six years. In 1975, Mr. Hosie joined the Wescom Telephone Products Division ("Wescom") of Rockwell International Corporation ("Rockwell") as its Midwest
Regional Manager and remained at Wescom until 1985.   Mr. Hosie joined the
Company in 1985 and served in various sales and marketing positions until he was elected to serve as the Company's Vice President, Sales in August 1994.
Mr. Hosie is 56 years old.


     DOUGLAS P. HOFFMEYER, VICE PRESIDENT, FINANCE, SECRETARY AND TREASURER--Mr. Hoffmeyer joined the Company in 1986 and has served as the Company's Vice President, Finance, Secretary and Treasurer since 1988. Mr. Hoffmeyer began his career in 1969 with the public accounting firm of Arthur Andersen & Co., where he remained for five years before joining a Chicago-area accounting firm as a partner. Mr. Hoffmeyer is 50 years old.


     LAURENCE L. SHEETS, VICE PRESIDENT/GENERAL MANAGER, BROADBAND PRODUCTS AND CHIEF TECHNICAL OFFICER--Mr. Sheets has served as the Company's Vice President/General Manager, Broadband Products since July 1996 and also as its Chief Technical Officer since March 1997. Mr. Sheets joined Bell Telephone Laboratories ("Bell Labs") as a member of its technical staff in 1966 and left in 1984 as a Distinguished Member of Technical Staff. At that time, Mr. Sheets joined Rockwell (Wescom) where he held various progressive positions, including Manager and later Director of Advanced Technology as well as Director of Engineering. From January 1991 to July 1996, Mr. Sheets was the Vice President, Engineering for the Company. Mr. Sheets is 54 years old.


     MICHAEL S. GRZESKOWIAK, VICE PRESIDENT, OPERATIONS--Mr. Grzeskowiak has served as the Company's Vice President, Operations since February 1990. He began his career as an engineer at Western Electric Company (now Lucent) in 1967, supporting the factory and field installations for switching systems. In 1975, he joined Wescom where he held various positions, including Director of Manufacturing, Director of Production Operations and Director of Manufacturing Planning, until he joined the Company in 1990. Mr. Grzeskowiak is 52 years old.


     DONALD G. BOZEMAN, VICE PRESIDENT, NON-RBOC SALES--Mr. Bozeman has served as the Company's Vice President, Non-RBOC Sales since May 1997. Mr. Bozeman began his career in 1962 as a design engineer at Western Electric Company and subsequently held various engineering, sales and product development positions with a number of firms. From 1983 to 1986, Mr. Bozeman was employed by Telco Systems, Inc. as its Vice President of Corporate Development and later as the President of its VF Division. Mr. Bozeman served as Vice President of Marketing for Pulsecom from 1986 until 1991. Mr. Bozeman joined the Company in February 1992, and from August 1994 to July 1996, Mr. Bozeman was the Vice President, Marketing for the Company. From July 1996 to May 1997, Mr. Bozeman was Vice President/General Manager, T1/Wireless Products. Mr. Bozeman is 62 years old.

     JOHN A. MUNTEAN, VICE PRESIDENT/GENERAL MANAGER, ISDN AND DDS PRODUCTS--Mr. Muntean joined the Company in this position in April 1997. He began his career with Reliance Electric Company (which was acquired by Exxon and later acquired by Rockwell) in 1974. His experience in telecommunications began with Reliance Comm/Tec (now RELTEC Corporation) in 1981 where he served in several marketing, sales and management positions. In 1990, he joined Motorola where he held sales and marketing positions in the New Enterprises and Computer Group. Most recently, from 1991 until joining the Company, he held Vice President positions in sales and marketing, product management and engineering with Charles Industries, Ltd., a privately held manufacturer of telecommunications equipment (and acquirer of Wescom from Rockwell in 1991). Mr. Muntean is 44 years old.


     JACK C. PARKER, VICE PRESIDENT/GENERAL MANAGER, DLC, VF AND T1/WIRELESS PRODUCTS--Mr. Parker joined the Company in September 1996 as the Company's Vice President/General Manager, VF, DLC Products. In May 1997, Mr. Parker was also made Vice President/General Manager, T1/Wireless Products, in addition to the VF and DLC Products. Mr. Parker began his career with Harris Corporation's Aerospace Group in 1969. From 1972 to 1980, Mr. Parker was employed by General Electric's Telecommunications Division (which was later acquired by Wescom, which was, in turn, later acquired by Rockwell) where he served as an electronic design engineer and supervisor. In 1980, Mr. Parker joined Tellabs Inc. as the Manager of Digital Processing. In 1985, Mr. Parker joined Pulsecom as a Vice President of Engineering, before returning to Harris Corporation as the Vice President of the Loop Systems Business Unit of the Dracon Division and later as the Vice President of Engineering. Most recently, Mr. Parker was the Vice President of Engineering and Marketing at Canoga Perkins, a Division of Inductotherm Inc. Mr. Parker is 51 years old.


     THEODOR A. MAXEINER, CHIEF ACCOUNTING OFFICER; ASSISTANT VICE PRESIDENT, FINANCE; CONTROLLER; ASSISTANT SECRETARY; AND ASSISTANT TREASURER--Mr. Maxeiner joined the Company as its Accounting Manager in 1985 and has served as the Company's Controller, Assistant Secretary and Assistant Treasurer since 1988. In May 1997, Mr. Maxeiner became the Chief Accounting Officer. Mr. Maxeiner is 52 years old.


     NORMAN C. GUENTHER, ASSISTANT VICE PRESIDENT, QUALITY--Mr. Guenther joined the Company in 1987 as Director of Quality Assurance and has served as the Company's Assistant Vice President, Quality since June 1990. Prior to joining the Company, Mr. Guenther spent six years in the United States Air Force as a telecommunications system controller and held various quality management positions with private firms. Mr. Guenther is 48 years old.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "TLTN." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market:





                                                           PRICE RANGE OF COMMON STOCK
FISCAL 1996                                                        High      Low
      First Quarter
         (from July 30, 1995 through October 28, 1995).....        $33         $20
      Second Quarter
         (from October 29, 1995 through January 27, 1996)..        $46 3/4     $28
      Third Quarter
         (from January 28, 1996 through April 27, 1996)....        $51         $39 3/4
      Fourth Quarter
         (from April 28, 1996 through July 27, 1996).......        $57 1/4     $20

FISCAL 1997

      First Quarter
         (from July 28, 1996 through October 26, 1996).....        $52 3/4     $32
      Second Quarter
         (from October 27, 1996 through January 25, 1997)..        $33 3/4     $16 7/8
      Third Quarter
         (from January 26, 1997 through April 26, 1997)....        $21 1/2     $16 5/8
      Fourth Quarter
         (from April 27, 1997 through July 26, 1997).......        $19 1/8     $14 3/8

On October 17, 1997, there were 127 registered holders of record of the Common Stock.


     The Company has not paid any dividends on its capital stock since 1988. Restrictions or limitations on the payment of dividends may be imposed under the terms of credit agreements or other contractual obligations. The terms of the Company's credit facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. In the absence of such restrictions or limitations, the declaration and payment of dividends will be at the sole discretion of the Board of Directors of the Company and subject to certain limitations under the General Corporation Law of the State of Delaware. The timing, amount and form of dividends, if any, will depend, among other things, on the Company's results of operations, financial condition, cash requirements, plans for expansion and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6 - SELECTED FINANCIAL DATA


     The five-year Selected Historical Consolidated Financial Data and accompanying notes contained on page 19 of the Company's Annual Report to Stockholders for the fiscal year ended July 26, 1997 are incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 20 through 24, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended July 26, 1997 is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     a. The table presenting unaudited quarterly financial data for the Company for the fiscal years ended July 26, 1997 and July 27, 1996 on page 36 of the Company's Annual Report to Stockholders for the fiscal year ended July 26, 1997 is incorporated herein by reference.


     b. The report of independent auditors, financial statements and notes to financial statements of the Company contained on pages 25 through 36, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended July 26, 1997 are herein incorporated by reference.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants during fiscal 1997 or 1996.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 1997 are incorporated herein by reference. The section entitled "Executive Officers of the Registrant" appearing immediately after Part I of this Report is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION


     The section entitled "Executive Compensation" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 1997 is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The Section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 11, 1997 is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     None.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


a.   (1)  Financial Statements


     The following financial statements of the Company, included in the Company's Annual Report to Stockholders for the fiscal year ended July 26, 1997, are incorporated by reference in Part II, Item 8 of this Report.


Balance Sheets as of July 26, 1997 and July 27, 1996


Statements of Income for the years ended July 26, 1997, July 27, 1996 and July 29, 1995


Statements of Changes in Stockholders' Equity for the years ended July 26, 1997, July 27, 1996 and July 29, 1995


Statements of Cash Flows for the years ended July 26, 1997, July 27, 1996 and July 29, 1995


Notes to Financial Statements


     (2)  Financial Statement Schedules


     Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.


     (3)  Exhibits


                                 EXHIBIT INDEX


   Exhibit
   Number   Description
   -------  -----------
   2        None.

   3.1      Restated Certificate of Incorporation of Registrant, as amended. (1)

   3.2      Amended and Restated Bylaws of the Registrant.(2)

   3.3      Certificate of Designation of Series A Junior Participating
            Preferred Stock, filed January 23, 1997.

   4.1      Specimen form of Common Stock certificate.(2)

   4.2      Articles Fourth, Seventh, Eighth, Tenth and Twelfth of the Restated
            Certificate of Incorporation of the Registrant, as amended (incorporated by reference to the Restated Certificate of Incorporation included in
            Exhibit 3.1 herewith).


   4.3      Articles I, II (Sections 1 and 3), IV (Sections 1 through 6), V (Section
            3) and VI of the Amended and Restated Bylaws of the Registrant
            (incorporated by reference to the Amended and Restated Bylaws included in
            Exhibit 3.2 herewith).

   4.4      Credit Agreement between the Registrant and LaSalle National Bank, dated
            June 14, 1995.(1)

                                      -23-

   4.5      Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)


   4.6      Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

   9        None.

  *10.1     Indemnification Agreement, dated June 8, 1995, between the Registrant and Howard L. Kirby, Jr.(1)

  *10.2     Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an
            Indemnification Agreement. (7)

  *10.3     Teltrend Inc. 1995 Stock Option Plan.(2)

  *10.4     Form of Nonqualified Stock Option Agreement under the Teltrend Inc. 1995 Stock Option Plan.(1)

  *10.5     Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the
            Registrant. (7)

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

  *10.8     Teltrend Inc. 1996 Non-Employee Director Stock Option Plan.(5)

  *10.9     Schedule of Nonqualified Stock Option Agreements which have been entered into by directors of the Registrant. (7)

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


  10.12     Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with First Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust Company of New York and the Registrant and Memorandum of Lease,
            First Amendment to Lease and Ratification of First Amendment to Lease, dated August 29, 1988.(2)


  10.13     Second Amendment to Lease, dated September, 1995, between Morgan Guaranty Trust Company of New York and the
            Registrant.(4)


  10.14     Real Estate Sale Agreement, dated August 20, 1996, between the Registrant and Itasca Bank & Trust Co., as Trustee,
            under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.
            (7)



  10.15     Teltrend 1996 Stock Option Plan.


  10.16     Share Purchase Agreement among Security Services PLC, Securicor
            Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited
            and Teltrend Inc. (3)

  13        1997 Annual Report to Stockholders

  21        Subsidiaries of Teltrend Inc.

  23.1      Consent of Ernst & Young LLP.

  24        None.

  27        Financial Data Schedule.

  99        None.

------------------------------


     (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 1995 (Commission File No. 0-26114).


     (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995.


     (3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 18, 1997 (Commission File No. 0-26114).


     (4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).


     (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27,1996 (Commission File No. 0-26114).


     (6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16, 1997 (Commission File No. 0-26114).


     (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year ended July 27, 1996 (Commission File No. 0-26114).


     (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996 (Commission File No. 0-26114).


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

b. Report on Form 8-K


     The Company filed a current report on Form 8-K dated September 18, 1997 reporting under item 2 thereof the acquisition of 3net.


     This report contains the following trademarks of the Company, some of which are registered: Teltrend, CellPak and CyberBlock. Any other product or brand names are trademarks, registered trademarks or service marks of their respective companies.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 1997.



                                             TELTREND INC.


                                    By  /s/ Howard L. Kirby, Jr.
                                       -------------------------------------
                                       Howard L. Kirby, Jr.
                                       President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on October 24, 1997.



         SIGNATURE                               CAPACITY
---------------------------  ------------------------------------------------

/s/ Howard L. Kirby, Jr.     President and Chief Executive Officer and
---------------------------  Chairman of the Board of Directors
Howard L. Kirby, Jr.         (Principal Executive Officer)


/s/ Douglas P. Hoffmeyer
---------------------------  Vice President, Finance, Secretary and Treasurer
Douglas P. Hoffmeyer         (Principal Financial Officer)


/s/ Frank T. Cary
---------------------------
Frank T. Cary                Director


/s/ Harry Crutcher, III
---------------------------
Harry Crutcher, III          Director


/s/ William R. Delk
---------------------------
William R. Delk              Director


/s/ Donald R. Hollis
---------------------------
Donald R. Hollis             Director


/s/ Susan B. Major
---------------------------
Susan B. Major               Director


/s/ Carl M. Mueller
---------------------------
Carl M. Mueller              Director


/s/ Bernard F. Sergesketter
---------------------------
Bernard F. Sergesketter      Director