Form 10-Q
period 1997-10-25
TELTREND INC
filed 1997-12-09
CIK 943822

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------
                                  FORM 10-Q
(Mark One)


[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 25, 1997

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

                              YES   X      NO
                                 -------     -------

     As of December 1, 1997, there were 6,436,321 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding.

===============================================================================

                                 TELTREND INC.

                             INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                PAGE NO.
--------------------------------------                                                        ---------
Item 1 --      Consolidated Financial Statements:
               Consolidated Statements of Operations for the quarters ended
               October 25, 1997 and October 26, 1996.............................................. 3

               Consolidated Balance Sheets as of October 25, 1997 and July 26, 1997............... 4

               Consolidated Statements of Cash Flows for the quarters ended
               October 25, 1997 and October 26, 1996.............................................. 5

               Notes to Consolidated Financial Statements......................................... 6

Item 2 --      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................................... 8

PART II.  OTHER INFORMATION
---------------------------

Item 1 --      Legal Proceedings.................................................................. 15

Item 2 --      Changes in Securities.............................................................. 15

Item 6 --      Exhibits and Reports on Form 8-K................................................... 15

SIGNATURE......................................................................................... 16
---------

EXHIBIT INDEX..................................................................................... 17

OMITTED FINANCIAL STATEMENTS
----------------------------

None

                                      -2-

               PART I.  FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS
------------------------------


                                TELTREND INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
            (Dollars in thousands, except earnings per share data)


                                                         FOR THE QUARTER ENDED
                                                        ------------------------
                                                        OCTOBER 25,  OCTOBER 26,
                                                          1997          1996
                                                        ----------   -----------
Net sales.............................................   $  21,677     $  22,591
Cost of sales.........................................      12,291        12,227
                                                        ----------   -----------
Gross profit..........................................       9,386        10,364
                                                        ----------   -----------
Operating expenses:
Sales and marketing...................................       2,499         1,944
Research and development..............................       3,062         2,256
General and administrative............................       1,649         1,095
Purchased in-process research & development...........       3,995            --
                                                        ----------   -----------
                                                            11,205         5,295
                                                        ----------   -----------
Income (loss) from operations.........................      (1,819)        5,069
                                                        ----------   -----------
Other income (expense):
Interest income.......................................         389           317
Other-net.............................................         (61)           --
                                                        ----------   -----------
                                                               328           317
                                                        ----------   -----------
Income (loss) before income taxes.....................      (1,491)        5,386
Provision for income taxes............................       1,020         2,154
                                                        ----------   -----------
Net income (loss).....................................     ($2,511)    $   3,232
                                                        ==========   ===========
Net income (loss) per share of
common stock..........................................      ($0.38)    $    0.48
                                                        ==========   ===========
Average common shares outstanding                        6,541,884     6,731,773
                                                        ==========   ===========
The accompanying notes are an integral part of these consolidated financial statements.

                                 TELTREND INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)


                                                          OCTOBER 25,   JULY 26,
                                                            1997         1997
                                                          ----------   --------

ASSETS
------
Current Assets:
  Cash and cash equivalents.............................    $  7,922   $ 11,837
Marketable securities...................................      13,979     20,930
  Trade accounts receivable, net of allowance...........      12,033      7,834
  Inventories...........................................      12,674     11,048
  Deferred income taxes.................................       1,871      1,871
  Prepaid expenses and other current assets.............       3,091        964
                                                          ----------   --------
                                                              51,570     54,484
Land and building.......................................       1,951      1,949
Machinery and equipment.................................      16,617     14,528
Leasehold improvements..................................       1,236        935
Accumulated depreciation................................     (10,007)    (9,372)
                                                          ----------   --------
                                                               9,797      8,040
Deferred income taxes...................................         135        135
Intangible assets, net..................................       6,854         --
Other assets, net.......................................         170        173
                                                          ----------   --------
                                                            $ 68,526   $ 62,832
                                                          ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable......................................    $  7,400   $  3,443
  Accrued expenses......................................       9,850      6,904
  Income taxes payable..................................       1,234         49
                                                          ----------   --------
                                                              18,484     10,396
Other noncurrent liabilities............................          47         --
Stockholders' Equity:
  Common Stock:
    Common Stock, $0.01 par value, 15,000,000 shares
      authorized and 6,436,321 issued and
        outstanding.....................................          64         64
  Additional paid-in capital............................      99,328     99,328
  Accumulated deficit...................................     (49,467)   (46,956)
Foreign currency translation adjustment.................          70         --
                                                          ----------   --------
                                                              49,995     52,436
                                                          ----------   --------
                                                            $ 68,526   $ 62,832
                                                          ==========   ========
The accompanying notes are an integral part of these consolidated financial statements.

                                 TELTREND INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)




                                                          FOR THE QUARTER ENDED
                                                        ------------------------
                                                        OCTOBER 25,  OCTOBER 26,
                                                           1997            1996
                                                        -----------  ----------

OPERATING ACTIVITIES:
Net income (loss) for period..........................    $ (2,511)     $ 3,232
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Purchased in-process research and development.......       3,995           --
  Depreciation and amortization.......................         713          487
  Loss (gain) on sale of equipment....................           7          (13)
    Changes in certain assets and liabilities:
      Accounts receivable and prepaid expenses........      (2,027)       2,535
      Inventories.....................................         507         (809)
      Income taxes payable............................       1,185        1,821
      Accounts payable and accrued expenses...........       3,488       (2,175)
      Other assets and liabilities....................          68         (152)
                                                        ----------   ----------
      Net cash provided by operating activities.......       5,425        4,926

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options........          --           16
                                                        ----------   ----------
Net cash provided by financing activities.............          --           16

INVESTING ACTIVITIES:
Capital expenditures..................................        (690)        (647)
Acquisition of business, net of cash acquired.........     (15,673)          --
Purchase of marketable securities.....................          --       (6,933)
Proceeds from sale of marketable securities...........       6,951           --
Proceeds from sale of equipment.......................          70           21
Other investing activities............................         ---          (85)
                                                        ----------   ----------
Net cash used for investing activities................      (9,342)      (7,644)
Effect of exchange rate changes on cash...............           2           --
                                                        ----------   ----------
Net decrease in cash..................................      (3,915)      (2,702)
Cash and cash equivalents, beginning of period........      11,837       22,889
                                                        ----------   ----------
Cash and cash equivalents, end of period..............    $  7,922      $20,187
                                                        ----------   ----------
The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1. BASIS OF PRESENTATION

General

     The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjuction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 26, 1997. Accordingly, the accompanying consolidated statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments
(consistng of normal       recurring accruals) considered necessary for a fair
presentation have been included. Operating results for the quarter ended October 25, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 25, 1998. The fiscal year of Teltrend and each of its consolidated subsidiaries ends on the last Saturday of July each year. All references to "Fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "Fiscal 1997" refers to the fiscal year ended July 26, 1997 and "Fiscal 1998" refers to the fiscal year ending July 25, 1998).

Acquisition of 3net

     On September 18, 1997 (the "Acquisition Date"), Teltrend purchased the outstanding shares of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3net Inc. (together "3net") for total acquisition costs of approximately $16.0 million. 3net is a telecommunication equipment and software company based in the United Kingdom with operations in New Zealand, China and the United States. 3net has annualized revenues in excess of $17 million. The transaction was accounted for as a purchase and therefore the results of 3net since the Acquisition Date are included with the operations of Teltrend. All references in this report to the "Company" refer to (i) Teltrend, individually, for all periods or portions thereof ending on or before the Acquisition Date, and (ii) Teltrend and 3net, collectively, from and after the Acquisition Date.


2. MARKETABLE SECURITIES

     At October 25, 1997 the Company had marketable securities of $14.0 million. These securities consisted of debt instruments with maturities of less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at October 25, 1997 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.

3.   INVENTORIES (IN THOUSANDS)


                                 OCTOBER 25, 1997   JULY 26, 1997
                                 ----------------   -------------
Raw materials...............       $  5,701           $  6,238
Work-in-process............           1,359              1,651
Finished goods..............          5,614              3,159
                                   --------           --------
                                   $ 12,674           $ 11,048
                                   ========           ========

4. EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic loss per share for the three month period ending October 25, 1997 of $.01 and an increase in basic earnings per share of $.02 for the three month period ended October 26, 1996. The impact of Statement No. 128 on the calculation of diluted earnings per share for this three month period is not expected to be material.

5. PRO-FORMA FINANCIAL INFORMATION

   The following unaudited pro forma financial information for the Company gives effect to the 3net acquisition as if it occurred on July 27, 1997, and July 28, 1996, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future. The pro forma results:

                                                      QUARTER ENDED
                                           (in thousands, except per share data)
                                             OCTOBER 25, 1997  OCTOBER 26, 1996
                                             ----------------  ----------------
Net sales...................................         $22,889           $27,539

Net loss....................................         $(8,587)          $(1,974)

Net loss per share of common stock..........         $ (1.31)          $ (0.29)


   These unaudited pro forma results include certain adjustments, principally the write-off of approximately $4 million of purchased in-process research and development costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2 -           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------           ---------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, including the development and sales of certain new and established products. These forward-looking statements are identified by their use of such terms and phrases as "believes" and "expects" and are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described below under "Factors That May Affect Future Results." Results actually achieved thus may differ materially from expected results included in these statements.

THE 3NET ACQUISITION

     This Quarterly Report on Form 10-Q for the quarter ended October 25, 1997, represents the first quarterly report of Teltrend Inc. ("Teltrend") following its acquisition of all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3net Inc. (together, "3net"). The acquisition of 3net was consummated on September 18, 1997 (the "Acquisition Date") and was accounted for as a purchase.
Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of 3net since the Acquisition Date. As used herein, the term "Company" refers to (i) Teltrend, individually, for all periods (and portions thereof) ending on or before the Acquisition Date, and (ii) Teltrend and 3net, collectively, from and after the Acquisition Date.

GENERAL

     Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Substantially all of Teltrend's products have historically been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop").

     3net, with operations in the United Kingdom, New Zealand, China and the United States, is a leading developer of ISDN products for communications equipment and service providers. 3net also supplies LAN Internetworking, ISDN Remote Access and secure Virtual Private Networking solutions for business customers worldwide.

     The Company's principal products are divided into three product line categories as follows: (i) Digital Loop Carrier and Voice Frequency products ("DLC/VF"), which include small DLC systems and plug-in units for existing DLC systems, CYBERBLOCK(R), which is designed to solve various modem and voice problems on long metallic loops, and traditional voice frequency products;
(ii) High Capacity Communications products ("T1/HDSL"), which include T1 line and office repeaters and T1 network interface units, CELLPAK(TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; and (iii) ISDN/DDS products, which include Integrated Services Digital Network ("ISDN") and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units, an ISDN mini-bank, routing products, which provide connections between LANs and WANs, and protocol conversion products.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the first quarter of Fiscal 1998 decreased 4.0%, or approximately $0.9 million, to approximately $21.7 million, from approximately $22.6 million in the first quarter of Fiscal 1997. The decrease in net sales was primarily due to a decrease of approximately $1.4 million and $0.9 million in unit volume sales of the Company's DLC/VF and T1/HDSL products, respectively. The decrease in unit volume sales of the Company's DLC/VF and T1/HDSL was partially offset by an increase of approximately $1.4 million in unit volume sales of the Company's ISDN/DDS products.

     The decrease in the unit volume sales of DLC/VF products was primarily the result of generally declining sales of VF products and lower sales of certain older technology DLC products. The decline in sales of VF products was a continuation of a downward trend in VF sales resulting from a decline in demand for analog services.

     The decrease in unit volume sales of the Company's T1/HDSL products was caused largely by a decrease in the unit volume sales of T1 CPE products, consisting of Network Interface Units ("NIUs") and associated mountings. The decrease in NIU unit volume sales was, however, partially offset by an increase in the unit volume sales of the Company's intelligent T1 repeaters and CELLPAK units.

     The increase in unit volume sales of the Company's ISDN/DDS products, which was partially offset by a small decrease in unit volume sales of the Company's DDS products, was due primarily to the acquisition of 3net which had net sales since the Acquisition Date of approximately $1.2 million.

     GROSS PROFIT. Gross profit in the first quarter of Fiscal 1998 decreased 9.4% or approximately $1.0 million, to approximately $9.4 million from approximately $10.4 million for the first quarter of Fiscal 1997. Gross profit margin for the first quarter of Fiscal 1998 decreased to 43.3% from 45.9% for the first quarter of Fiscal 1997. The decrease in gross profit and gross profit margin were primarily attributable to the comparatively smaller revenue base over which the Company could spread its fixed manufacturing costs. Other causes included reduced prices on some of the Company's products, especially Teltrend's ISDN products, and the Company's sale of several relatively new products with lower gross profit margins.

     SALES AND MARKETING. Sales and marketing expenses in the first quarter of Fiscal 1998 increased 28.6%, or approximately $0.6 million, to approximately $2.5 million from approximately $1.9 million for the first quarter of Fiscal 1997. As a percentage of net sales, sales and marketing expenses increased to 11.5% for the first quarter of Fiscal 1998 from 8.6% for the first quarter of Fiscal 1997, primarily due to the inclusion of 3net's sales and marketing expenses since the Acquisition Date. Historically, 3net's sales and marketing expenses as a percentage of its net sales has been higher than Teltrend's sales and expenses as a percentage of Teltrend's net sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of Fiscal 1998 increased 35.7%, or approximately $0.8 million, to approximately $3.1 million from approximately $2.3 million for the first quarter of Fiscal 1997. In addition to this general increase in research and development expenses, the Company wrote-off approximately $4.0 million of in-process research and development costs as a result of the acquisition of 3net. As a percentage of total net sales, research and development expenses increased to 14.1% in the first quarter of Fiscal 1998 from 10.0% for the first quarter of Fiscal 1997. The increase in dollar amount was due primarily to the inclusion of 3net's research and development expenses since the Acquisition Date and to increases at Teltrend in personnel associated expenses, such as recruiting and salaries for newly hired personnel, related support equipment and the outsourcing of certain testing services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of Fiscal 1998 increased 50.6%, or approximately $0.6 million, to approximately $1.6 million from approximately $1.1 million for the first quarter of Fiscal 1997. As a percentage of total net sales, general and administrative expenses increased to 7.6% for the first quarter of Fiscal 1998 from 4.9% for the first quarter of Fiscal 1997. The dollar increase was primarily attributable to general and administrative expenses incurred by 3net and, to a lesser extent, due to an increase in professional services and accrued bonuses.

     OTHER INCOME. Other income for the first quarter of Fiscal 1998 and for the first quarter of Fiscal 1997 was approximately $0.3 million. Other income is primarily derived from interest earned on cash equivalents and marketable securities.

     INCOME TAXES. A provision for income taxes of approximately $1.0 million was recorded for the first quarter of Fiscal 1998 compared to approximately $2.2 million for the comparable prior year period. Such provision recognizes that the write-off of approximately $4.0 million of purchased in-process research & development costs is not currently deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     At October 25, 1997, the Company had no long-term indebtedness and had working capital of approximately $33.1 million, which included cash and cash equivalents of approximately $7.9 million and marketable securities of approximately $14.0 million. The decrease in working capital from approximately $44.1 million at the end of Fiscal 1997 was due primarily to the acquisition of 3net. The total acquisition cost for 3net was approximately $16 million and was funded with the Company's cash and cash equivalents on hand and the proceeds from the sale of certain of the Company's investments in debt securities.

     Cash used for capital expenditures was approximately $0.7 million for the first quarter of Fiscal 1998 compared to approximately $0.6 million for the first quarter of Fiscal 1997. Most of the expenditures were for the purchase of manufacturing test equipment and engineering equipment.

     As of October 25, 1997, the Company had net trade accounts receivable of approximately $12.0 million, compared to approximately $7.8 million at the end of Fiscal 1997. This increase was due primarily to (i) an increase in net sales for the first quarter of Fiscal 1998 compared to the Company's net sales for the fourth quarter of Fiscal 1997, and (ii) the inclusion of 3net's accounts receivable. Inventories as of the end of the first quarter of Fiscal 1998 totalled approximately $12.7 million compared to $11.0 million at the end of Fiscal 1997. The increase in inventory was primarily a result of the addition of approximately $2.6 million of inventory as a result of the 3net acquisition and was partially offset by an approximately $1.0 million decrease in the remainder of the Company's inventory.

     The Company maintains a credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. Currently, there are no amounts outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of October 25, 1997, the Company estimates that approximately $11.8 million is available to it under the Bank Facility as of the date hereof. Any borrowings under the Bank Facility would mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any Fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding Fiscal year.

     The Company expects that existing cash and cash equivalents, marketable securities, cash from operations, plus available borrowings under the Bank Facility will be adequate to fund the Company's working capital needs for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON T1/HDSL PRODUCT LINE. The Company's T1 products, which include T1 line and office repeaters and T1 network units, have accounted for a very significant part of the Company's total net sales in each of the last three Fiscal years. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products.
Consequently, the Company's inability to maintain or increase net sales of its T1 products in the future, or to offset any shortfall in sales of such products with sales of its HDSL products or other existing or future product lines, could have a material adverse effect on the Company.

     The Company is facing increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provision than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its repeatered T1 products as the cost of HDSL systems decline. If increasing competition causes the Company to reduce selling prices for its repeatered T1 products, there can be no assurance that the Company will be able to increase unit sales volumes of such products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products to offset in full or in part the reduced revenue effects of such selling price reductions.

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

RELIANCE ON CERTAIN CUSTOMERS. The Company has historically depended on the RBOCs for substantially all of its net sales and, although the Company's customer base as a result of the 3net acquisition has become less concentrated in the RBOCs, dependence on the RBOCs for the preponderance of the Company's net sales is likely to continue for the foreseeable future. The Company has no supply agreements with any of the RBOCs which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or other customers will continue or that the Company's customer base will become materially less concentrated. See "-- Factors That May Affect Future Results -- Potential Competition from RBOCs and Lucent." The loss of one or more of the RBOCs as a customer, the reduction of orders for the Company's products, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company. In addition, recent contract negotiations with certain RBOCs have resulted in lower prices for selected products. Also, the RBOCs and most of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.

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

     The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to continue to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components or products, or to develop alternative sources of such components or alternative contract manufacturing relationships on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See "-- Factors That May Affect Future Results -- Reliance on Certain Customers."

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

POTENTIAL COMPETITION FROM RBOCS AND LUCENT. The Telecommunications Act of 1996 has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. In addition, the operations of Lucent as a supplier to the Telcos, may have an adverse effect on the Company's business because Lucent sells certain products that directly compete with the Company's products.

GOVERNMENT REGULATION. The telecommunications industry is subject to regulation in the United States, the United Kingdom and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may adversely impact the Company's sales and operating results. For example, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services and regulatory policies affecting terms on which common carriers conduct their business. In addition, certain countries may have or may develop rules and regulations that will adversely affect the Company's ability to effectively compete in some markets. Thus, there is no assurance that markets that are now open to the Company's products will not be limited by government regulation in the future.

PROPRIETARY RIGHTS AND RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT. The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. See Item 1 -- Legal Proceedings. While the Company does not believe that its present products and technology infringe the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such assertions will not result in costly litigation. There can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales. The inability of the Company to develop products for such equipment which do not infringe the intellectual property rights associated with such equipment, or to obtain the right to use such intellectual property on commercially reasonable terms, could have a material adverse effect on the Company. In addition, any infringement claims or litigation against the Company could have a material adverse effect on the Company.

     The Company was a party to agreements with certain of the RBOCs pursuant to which it licensed certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The terms of virtually all of these licensing agreements expired at varying times during Fiscal 1995, subject to a right of continuation at an increased royalty rate with respect to specified Company products. The Company has been evaluating its continuing obligations under each of the remaining agreements and the extent to which its current products employ technology covered by the unexpired patents licensed thereunder. There can be no assurance that the results of the Company's evaluation of these agreements and/or subsequent negotiations with the RBOCs will not result in the Company's payment of royalties at increased rates with respect to all or a substantial number of the Company's products. Any substantial increase in royalty rates could have a material adverse effect on the Company.

     Prior to the Company's initial public offering (the "IPO"), the Company's operating subsidiary also licensed certain technology from AT&T. This technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the IPO and the Company's recapitalization in connection therewith, the Company sought AT&T's consent to assignment of this license from the Operating Subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. After AT&T's spin-off of Lucent and the simultaneous transfer of certain technology and patent rights to Lucent, the Company continued its discussions with Lucent instead of AT&T. In the context of these discussions, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to include this technology in the context of a replacement license agreement. The Company is currently evaluating Lucent's claim. The resolution of this matter is uncertain at this time, and there can be no assurance that the Company will be able to obtain a replacement license agreement with Lucent at royalty rates which would not have a material adverse effect on the Company. See "--Factors That May Affect Future Results -- Potential Competition from RBOCs and Lucent."

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

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, the gain or loss of significant customers, legislative or regulatory changes, general trends in the industry, market conditions, analysts' estimates, the stock market and other events or factors may cause the market price of the Company's common stock to fluctuate significantly. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have little apparent correlation with the operating performance of these companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

RISKS RELATED TO 3NET. The Company completed its acquisition of 3net on September 18, 1997. The Company expects the acquisition of 3net to increase its sales and the markets for its existing and future product offerings. However, there can be no assurance that 3net will provide the sales and market opportunities that the Company expects. Furthermore, even if the acquisition of 3net does provide such expected sales and market opportunities, there can be no assurance that the Company will be able to successfully integrate 3net into its business or take advantage of the synergies which the Company presently believes will result from the integration of 3net's business. Any failure by the Company to quickly and successfully integrate the 3net business such that it is able to derive the benefit from contemplated synergies could have a material adverse effect on the Company's results of operations.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     On February 25, 1997, Wilcom, Inc. ("Wilcom") instituted a patent infringement action against the Company in the United States District Court for the Eastern District of New York (Wilcom, Inc. v. Teltrend Inc., Civil Action No. 97-0918) seeking injunctive relief, damages, interest, costs and attorney's fees. The Company was recently successful in its efforts to transfer the action to the United States District Court for the Northern District of Illinois. Wilcom alleges that certain of the Company's products infringe U.S. Patent Nos. 4,961,218 and 5,504,811, which relate to enhanced line powered amplifiers. The only Company product specifically identified as allegedly infringing the patents is the CYBERBLOCK(TM) model LCR4002. The Company believes that the CYBERBLOCK(TM) model LCR4002 does not infringe either of the patents identified in the suit, and accordingly, that it has the meritorious and complete defense of non-infringement. Nonetheless, in the event that Wilcom prevails in the action, the Company does not believe that the suit is likely to have a material adverse effect on the financial condition or results of operations of the Company. Although sales of the CYBERBLOCK(TM) model LCR4002 could increase in the future, sales of this product to date have not been significant.


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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:

      The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

 (b)  Reports on Form 8-K.

      The Company filed a report on Form 8-K (Item 2) on October 2, 1997 with respect to its purchase of all the outstanding shares of 3net from 3 net Holdings Limited of Surrey, England. Financial statements of 3net (item
      7) were filed by amendment December 2, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: December 9, 1997                  TELTREND INC.

                                        By:    /s/ Douglas P. Hoffmeyer
                                           ----------------------------------
                                               Douglas P. Hoffmeyer
                                               Vice President, Finance
                                            (Authorized Officer and Principal
                                             Financial Officer)

                                 EXHIBIT INDEX



Exhibit No.                                     Description
-----------                                     -----------

2       None.

3.1     Restated Certificate of Incorporation of Registrant, as amended.  (1)

3.2     Amended and Restated Bylaws of the Registrant.(3)

3.3     Certificate of Designation of Series A Junior Participating Preferred
        Stock, filed January 23, 1997. (1)

4.1     Specimen form of Common Stock certificate.(3)

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

4.4     Credit Agreement between the Registrant and LaSalle National Bank, dated
        June 14, 1995.(2)

4.5     Rights Agreement between the Registrant and LaSalle National Bank, as
        Rights Agent, dated January 16, 1997.(7)

4.6     Form of Rights Certificate (incorporated by reference to Exhibit B to the
        Rights Agreement included in Exhibit 4.5 herewith).

10.1    Indemnification Agreement, dated June 8, 1995, between the Registrant and
        Howard L. Kirby, Jr.(2)

10.2 Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an Indemnification
        Agreement.(8)

10.3    Teltrend Inc. 1995 Stock Option Plan.(3)

10.4    Form of Nonqualified Stock Option Agreement under the Teltrend Inc. 1995
        Stock Option Plan.(2)

10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(8)

10.6    TI Investors Inc. Stock Option Plan.(3)

10.7    Forms of Nonqualified Stock Option Agreement under the TI Investors Inc.
        Stock Option Plan, dated August 1, 1994, between Donald G. Bozeman, together with Amended and Restated Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated May 13, 1994, between the Registrant and Donald G. Bozeman.(2)

10.8    Teltrend Inc. 1996 Non-Employee Director Stock Option Plan.(6)

                                      -17-

10.9 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors of the Registrant.(8)

10.10 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(2)

10.11   Registration Rights and Lock-Up Agreement between the Registrant, The
        Prudential Insurance Company of America, Pruco Life Insurance Company, AEA
        Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(2)

10.12 Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with First Amendment to Lease, dated August 9, 1985, between
        Morgan Guaranty Trust Company of New York and the Registrant and
        Memorandum of Lease, First Amendment to Lease and Ratification of First
        Amendment to Lease, dated August 29, 1988.(3)

10.13   Second Amendment to Lease, dated September, 1995, between Morgan
        Guaranty Trust Company of New York and the Registrant.(5)

10.14   Real Estate Sale Agreement, dated August 20, 1996, between the
        Registrant and Itasca Bank & Trust Co., as Trustee under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road
        Business Park Joint Venture.(8)

10.15   Teltrend 1996 Stock Option Plan.(10)

10.16   Share Purchase Agreement among Security Services PLC, Securicor
        Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc. (4)

11      None.

15      None.

18      None.

19      None.

22      None.

23      None.

24      None.

27      Financial Data Schedule.

99      None.

_________________________________

     (1) Incorporated by reference to the Registrant's Report on Form 10-K for the Fiscal year ended July 26, 1997 (Commission File No. 0-26114).

     (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 1995 (Commission File No. 0-26114).

     (3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995.

     (4) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 18, 1997 (Commission File No. 0-26114).

     (5) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).

     (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996 (Commission File No. 0-26114).

     (7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated January 16, 1997 (Commission File No. 0-26114).

     (8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal Year ended July 27, 1996 (Commission File No. 0-26114).

     (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 27, 1996 (Commission File No. 0-26114).

     (10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997 (Commission File No. 0-26114).