Form 10-Q
period 1998-01-24
TELTREND INC
filed 1998-03-10
CIK 943822

                =============================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          __________________________

                                  FORM 10-Q
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended January 24, 1998

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

     As of March 5, 1998, there were 6,440,921 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding.

                =============================================

                                 TELTREND INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                           PAGE NO.
------------------------------                                                           --------
Item 1 --   Consolidated Financial Statements:
            Consolidated Statements of Operations for the quarters and the six month periods ended January 24, 1998 and January 25, 1997..................  3

            Consolidated Balance Sheets as of January 24, 1998 and July 26, 1997...........  4

            Consolidated Statements of Cash Flows for the six month periods ended
            January 24, 1998 and January 25, 1997..........................................  5

            Notes to Consolidated Financial Statements.....................................  6

Item 2 --   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................................  9

Item 3 --   Quantitative and Qualitative Disclosure About Market Risk...................... 17

PART II. OTHER INFORMATION
--------------------------

Item 1 --   Legal Proceedings.............................................................. 18

Item 2 --   Changes in Securities.......................................................... 18

Item 4 --   Submission of Matters to a Vote of Security Holders............................ 18

Item 6 --   Exhibits and Reports on Form 8-K............................................... 18

SIGNATURE.................................................................................. 20
---------

EXHIBIT INDEX.............................................................................. 21

OMITTED FINANCIAL STATEMENTS
----------------------------

None

                         PART I.  FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
------------------------------

                                 TELTREND INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)
             (Dollars in thousands, except earnings per share data)


                                        FOR THE QUARTER ENDED      FOR THE SIX MONTHS ENDED
                                        ---------------------      ------------------------
                                       JANUARY 24,  JANUARY 25,    JANUARY 24,  JANUARY 25,
                                          1998         1997           1998         1997
                                       -----------  -----------    -----------  -----------
Net sales..........................        $22,817      $18,825        $44,494      $41,416
Cost of sales......................         12,448       10,639         24,739       22,866
                                         ---------    ---------      ---------    ---------
Gross profit.......................         10,369        8,186         19,755       18,550
                                         ---------    ---------      ---------    ---------
Operating expenses:
 Sales and marketing...............          3,282        1,715          5,781        3,659
 Research and development..........          3,677        2,461          6,740        4,717
 General and administrative........          1,787        1,075          3,436        2,170
 Purchased in-process research &
 development.......................             --           --          3,995           --
                                         ---------    ---------      ---------    ---------
                                             8,746        5,251         19,952       10,546
                                         ---------    ---------      ---------    ---------
Income (loss) from operations......          1,623        2,935           (197)       8,004
                                         ---------    ---------      ---------    ---------
Other income (expense):
 Interest income...................            308          346            697          663
 Other-net.........................           (429)         (13)          (490)         (13)
                                         ---------    ---------      ---------    ---------
                                              (121)         333            207          650
                                         ---------    ---------      ---------    ---------

Income before income taxes.........          1,502        3,268             10        8,654
Provision for income taxes.........            639        1,273          1,659        3,428
                                         ---------    ---------      ---------    ---------
Net income (loss)..................           $863       $1,995        ($1,649)      $5,226
                                         =========    =========      =========    =========
Net income (loss) per share of
 common stock......................          $0.13        $0.31         ($0.26)       $0.81
                                         =========    =========      =========    =========
Average common shares outstanding        6,438,071    6,428,594      6,437,201    6,426,292
                                         =========    =========      =========    =========
Net income (loss) per share of
 common stock--assuming dilution...          $0.13        $0.30         ($0.26)       $0.78
                                         =========    =========      =========    =========
Average common shares outstanding--
 assuming dilution.................      6,538,582    6,654,232      6,437,201    6,695,961
                                         =========    =========      =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                 TELTREND INC.
                                 -------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars in thousands)
                                  (Unaudited)


                                                        JANUARY 24,        JULY 26,
                                                           1998              1997
                                                        -----------        --------
ASSETS
------
Current Assets:
  Cash and cash equivalents...........................    $11,992           $11,837
  Marketable securities...............................      9,028            20,930
  Trade accounts receivable, net of allowance.........     11,173             7,834
  Inventories.........................................     10,876            11,048
  Deferred income taxes...............................      2,008             1,871
  Prepaid expenses and other current assets...........      4,368               964
                                                          -------           -------
                                                           49,445            54,484

Land and building.....................................      2,051             1,949
Machinery and equipment...............................     17,129            14,528
Leasehold improvements................................      1,304               935
Accumulated depreciation..............................    (10,748)           (9,372)
                                                          -------           -------
                                                            9,736             8,040

Deferred income taxes.................................         44               135
Intangible assets, net................................      5,696                --
Other assets, net.....................................        170               173
                                                          -------           -------
                                                          $65,091           $62,832
                                                          =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable....................................     $4,621            $3,443
  Accrued expenses....................................      8,874             6,904
  Income taxes payable................................       (276)               49
                                                          -------           -------
                                                           13,219            10,396

Deferred income taxes.................................        527                --

Stockholders' Equity:
Common Stock, $0.01 par value, 15,000,000 shares
  authorized and 6,440,921 and 6,436,321 issued and
  outstanding, respectively...........................         64                64
  Additional paid-in capital..........................     99,401            99,328
  Accumulated deficit.................................    (48,605)          (46,956)
Foreign currency translation adjustment...............        485                --
                                                          -------           -------
                                                           51,345            52,436
                                                          -------           -------
                                                          $65,091           $62,832
                                                          =======           =======

 The accompanying notes are an integral part of these consolidated financial statements.

                                 TELTREND INC.
                                 -------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Dollars in thousands)
                                  (Unaudited)


                                                           FOR THE SIX MONTHS ENDED
                                                          --------------------------
                                                          JANUARY 24,    JANUARY 25,
                                                             1998           1997
                                                          -----------    -----------
OPERATING ACTIVITIES:
Net income (loss) for period..........................     $(1,649)        $5,226
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Purchased in-process research and development........       3,995             --
 Depreciation and amortization........................       1,608          1,013
 Loss (gain) on sale of equipment.....................          14            (13)
 Deferred income taxes................................         481            287
 Tax benefit from exercise of common stock options....           5             92
  Changes in certain assets and liabilities:
  Accounts receivable and prepaid expenses............      (2,444)         2,910
  Inventories.........................................       2,305         (1,332)
  Income taxes payable................................        (330)         1,090
  Accounts payable and accrued expenses...............        (267)        (3,451)
  Other assets and liabilities........................         363           (201)
                                                           -------        -------

Net cash provided by operating activities.............       4,081          5,621

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options........          73             17
                                                           -------        -------
Net cash provided by financing activities.............          73             17

INVESTING ACTIVITIES:
Capital expenditures..................................      (1,523)        (1,332)
Acquisition of business net of cash acquired..........     (14,373)            --
Purchase of marketable securities.....................          --        (14,968)
Proceeds from sale of marketable securities...........      11,902             --
Proceeds from sale of equipment.......................          88             21
Other investing activities............................         (98)           (80)
                                                           -------        -------
Net cash used for investing activities................      (4,004)       (16,359)

Effect of exchange rate changes on cash...............           5             --

Net increase (decrease) in cash.......................         155        (10,721)
Cash and cash equivalents, beginning of period........      11,837         22,889
                                                           -------        -------
Cash and cash equivalents, end of period..............     $11,992        $12,168
                                                           -------        -------

 The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



I. BASIS OF PRESENTATION

General

     The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 26, 1997. Accordingly, the accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended January 24, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 25, 1998. The fiscal year of Teltrend and each of its consolidated subsidiaries (collectively, the "Company") ends on the last Saturday of July each year. All references to "Fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "Fiscal 1997" refers to the fiscal year ended July 26, 1997 and "Fiscal 1998" refers to the fiscal year ending July 25, 1998).

Acquisition of 3net

     On September 18, 1997 (the "Acquisition Date"), Teltrend purchased the outstanding shares of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3net Inc. (together "3net") for total acquisition costs of approximately $14.5 million. 3net is a telecommunication equipment and software company based in the United Kingdom with operations in New Zealand, China and the United States having annualized revenues in excess of $17 million. The transaction was accounted for as a purchase and therefore the results of 3net since the Acquisition Date are included with the operations of Teltrend. All references in this report to the "Company" refer to (i) Teltrend, individually, for all periods or portions thereof ending on or before the Acquisition Date, and (ii) Teltrend and 3net, collectively, from and after the Acquisition Date.



II. MARKETABLE SECURITIES

     At January 24, 1998 the Company had marketable securities of $9.0 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at January 24, 1998 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.

III. INVENTORIES (IN THOUSANDS)


                               JANUARY 24, 1998  JULY 26, 1997
                               ----------------  -------------


         Raw materials.......      $ 5,405          $ 6,238
         Work-in-process.....        1,298            1,651
         Finished goods......        4,173            3,159
                                   -------          -------
                                   $10,876          $11,048
                                   =======          =======

IV. EARNINGS PER SHARE

     In January 1998, the Company adopted FASB Statement No. 128, "Earnings Per Share", requiring dual presentation of basic and diluted income (loss) per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. EPS amounts for all periods have been presented, and where necessary, restated to conform to FASB Statement 128 requirements.

     The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands of dollars, except per share data).


                                                    FOR THE QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                                   ------------------------       ------------------------
                                                   JANUARY 24,  JANUARY 25,       JANUARY 24,  JANUARY 25,
                                                      1998        1997               1998           1997
                                                   -----------  -----------       -----------  -----------
       Numerator:
       Net income (loss).....................             $863       $1,995           ($1,649)      $5,226
                                                     =========    =========         =========    =========
       Denominator:
       Weighted average shares outstanding...        6,438,071    6,428,594         6,437,201    6,426,292
       Effect of dilutive stock options......          100,511      225,638                --      269,669
                                                     ---------    ---------         ---------    ---------
       Weighted average shares outstanding -
         assuming dilution...................        6,538,582    6,654,232         6,437,201    6,695,961
                                                     =========    =========         =========    =========

       Net income (loss) per share...........            $0.13        $0.31            ($0.26)       $0.81
                                                     =========    =========         =========    =========
       Net income (loss) per share - assuming
         dilution............................            $0.13        $0.30            ($0.26)       $0.78
                                                     =========    =========         =========    =========

     As the Company experienced a loss for the six months ended January 24, 1998 the computation of diluted EPS would exclude the effect of stock options, as they are antidilutive.

V. PRO-FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information for the Company for the six months ended January 24, 1998 and January 25, 1997 gives effect to the 3net acquisition as if it occurred on July 27, 1997 and July 28, 1996, respectively. The following unaudited pro forma financial information for the quarter ended January 25, 1997 gives effect to the 3net acquisition as if it occurred on July 28,1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future. The pro forma results (in thousands, except per share data):



                                                                   SIX MONTHS ENDED      QUARTER ENDED
                                                               ------------------------  -------------
                                                               JANUARY 24,  JANUARY 25,   JANUARY 25,
                                                                  1998         1997          1997
                                                               -----------  -----------  -------------
Net sales....................................................      $45,706      $50,173        $22,634
Net income (loss)............................................      ($8,184)     ($2,060)       $200.05
Net income (loss) per share of common stock..................       ($1.27)      ($0.32)         $0.03
Net income (loss) per share of common stock-assuming dilution       ($1.27)      ($0.32)         $0.03

     These unaudited pro forma results include certain adjustments, principally the write-off of approximately $4 million of purchased in-process research and development costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2 -         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
------------------------------------------------------------------------
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
-------------------------------------------------

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

THE 3NET ACQUISITION
--------------------

     This Quarterly Report on Form 10-Q for the quarter ended January 24, 1998 represents the second quarterly report of Teltrend Inc. ("Teltrend") following its acquisition of all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3net Inc. (together, "3net"). The acquisition of 3net was consummated on September 18, 1997 (the "Acquisition Date") and was accounted for as a purchase. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of 3net since the Acquisition Date. As used herein, the term "Company" refers to (i) Teltrend, individually, for all periods (and portions thereof) ending on or before the Acquisition Date, and (ii) Teltrend and 3net, collectively, from and after the Acquisition Date.

GENERAL
-------

     Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of 3net, with operations in the United Kingdom, New Zealand, China and the United States, has expanded the Company's markets and product lines. With the addition of 3net, the Company is now a leading developer of ISDN products for communications equipment and service providers and also supplies LAN Internetworking, ISDN Remote Access and secure Virtual Private Networking solutions for business customers worldwide.

     The Company's principal products are divided into three product line categories as follows: (i) Digital Loop Carrier and Voice Frequency products ("DLC/VF"), which include small DLC systems and plug-in units for existing DLC systems, CYBERBLOCK(R) (which is designed to solve various modem and voice problems on long metallic loops), and traditional voice frequency products;
(ii) High Capacity Communications products ("T1/HDSL"), which include T1 line and office repeaters and T1 network interface units, CELLPAK(TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; and (iii) ISDN/DDS products, which include Integrated Services Digital Network ("ISDN") and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units, an ISDN mini-bank, protocol conversion products and routing products, which provide connections between LANs and WANs, and protocol conversion products.

RESULTS OF OPERATIONS
---------------------

     NET SALES. Net sales for the second quarter of Fiscal 1998 increased 21.2%, or approximately $4.0 million, to approximately $22.8 million, from approximately $18.8 million in the second quarter of Fiscal 1997. For the first six months of Fiscal 1998, net sales totaled approximately $44.5 million compared to approximately $41.4 million for the first six months of Fiscal 1997, representing an increase of approximately $3.1 million or 7.4%. The increase in net sales for the second quarter of Fiscal 1998 over the second quarter in 1997 was primarily due to an increase of approximately $4.4 million and $0.7 million in unit volume sales of the Company's ISDN/DDS and T1/HDSL products, respectively, which was partially offset by a decrease of $1.3 million in unit volume sales of the Company's DLC/VF products. The increase in net sales for the first six months of Fiscal 1998 over the same period in 1997 was due primarily to an increase in the unit volume sales of the Company's ISDN/DDS products of approximately $5.8 million, which was partially offset by a decrease in the unit volume sales of DLC/VF products of $2.7 million. Unit volume sales of the Company's T1/HDSL products for the first six months of Fiscal 1998 were approximately equal to sales of those products for the same period of Fiscal 1997.

     The decrease in the unit volume sales of DLC/VF products for each comparative period was primarily the result of generally declining sales of VF products and the decline of sales in certain older technology DLC products. The decline in sales of VF products was a continuation of a downward trend in VF sales resulting from an ongoing decline in demand for analog services.

     The increase in unit volume sales of the Company's T1/HDSL products for the second quarter of Fiscal 1998 was the result of an increase in the unit volume sales of T1 repeater, CELLPAK and broadband products. For the six month period ending January 24, 1998 these three product families also registered gains in unit volume sales, but these gains were offset by a decline in unit volume sales of the Company's T1 CPE products.

     The increase in unit volume sales of the Company's ISDN/DDS products for each of the six months and the three months ended January 24, 1998 compared to the same periods in the prior year was due primarily to the acquisition of 3net (which had net sales of approximately $1.2 million from the Acquisition Date through the first quarter of Fiscal 1988 and approximately $4.7 million in the second quarter of Fiscal 1998, its first full quarter with Teltrend), and to a lesser extent due to an increase in unit volume sales of Teltrend's other ISDN products, which was partially offset by a decrease in unit volume sales of certain DDS products.

     GROSS PROFIT. Gross profit in the second quarter of Fiscal 1998 increased 26.7% or approximately $2.2 million, to approximately $10.4 million from approximately $8.2 million for the second quarter of Fiscal 1997. For the first six months of Fiscal 1998, gross profit totaled approximately $19.8 million compared to approximately $18.6 million for the first six months of Fiscal 1997, representing an increase of approximately $1.2 million, or 6.5%. Gross profit margins for the second quarter and the first six months of Fiscal 1998 were 45.4% and 44.4%, respectively, compared to 43.5% and 44.8% respectively, for the corresponding Fiscal 1997 periods. The increase in gross profit for the second quarter and first six months of Fiscal 1998 over the same periods in Fiscal 1997 was primarily attributable to the inclusion of 3net's operating results in both periods in Fiscal 1998. The increase in the second quarter's gross profit margin was primarily attributable to spreading the Company's fixed manufacturing and overhead costs over a larger revenue base. The decrease in gross profit margin for the first six months of Fiscal 1998 was primarily attributable to the comparatively smaller revenue base, when excluding the 3net acquisition, over which the Company could spread its fixed manufacturing costs, which offset an increase in gross profit margin due to the inclusion of 3net's results for four and one-half months.

     SALES AND MARKETING. Sales and marketing expenses in the second quarter of Fiscal 1998 increased 91.4%, or approximately $1.6 million, to approximately $3.3 million from approximately $1.7 million for the second quarter of Fiscal 1997. For the first six months of Fiscal 1998, sales and marketing expenses totaled approximately $5.8 million, compared to approximately $3.7 million for the first six months of Fiscal 1997, representing an increase of approximately $2.1 million or 58.0%. As a percentage of net sales, sales and marketing expenses increased to 14.4% for the second quarter of Fiscal 1998 from 9.1% for the second quarter of Fiscal 1997, and for the first six months of Fiscal 1998 increased to 13.0% from 8.8% for the first six months of Fiscal 1997. The increase for each comparative period was primarily due to the inclusion of 3net's sales and marketing expense with the Company's results of operations since the Acquisition Date. Historically, 3net's sales and marketing expenses as a percentage of 3net's net sales have been higher than Teltrend's sales and marketing expenses as a percentage of Teltrend's net sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of Fiscal 1998 increased 49.4%, or approximately $1.2 million, to approximately $3.7 million from approximately $2.5 million for the second quarter of Fiscal 1997. For the first six months of Fiscal 1998, research and development expenses totaled approximately $6.7 million, compared to approximately $4.7 million for the first six months of Fiscal 1997, representing an increase of approximately $2.0 million, or 42.9%. In addition to this general increase in research and development expenses for the six month period, the Company wrote-off approximately $4.0 million of in-process research and development costs as a result of the acquisition of 3net in the first quarter of Fiscal 1998. As a percentage of net sales, research and development expenses increased to 16.1% for the second quarter of Fiscal 1998 from 13.1% for the second quarter of Fiscal 1997, and for the first six months of Fiscal 1998 increased to 15.1% from 11.4% for the first six months of Fiscal 1997.
The increase for each comparative period was due primarily to the inclusion of 3net's research and development expenses since the Acquisition Date, increases at Teltrend in salaries for newly hired personnel and the outsourcing of certain testing services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of Fiscal 1998 increased 66.2%, or approximately $0.7 million, to approximately $1.8 million from approximately $1.1 million for the second quarter of Fiscal 1997. For the first six months of Fiscal 1998, general and administrative expenses totaled approximately $3.4 million compared to approximately $2.2 million for the first six months of Fiscal 1997, representing an increase of approximately $1.3 million, or 58.3%. As a percentage of total net sales, general and administrative expenses increased to 7.8% for the second quarter of Fiscal 1998 from 5.7% for the second quarter of Fiscal 1997, and for the first six months of Fiscal 1998 increased to 7.7% from 5.2% for the first six months of Fiscal 1997. The dollar increase for each comparative period was primarily attributable to general and administrative expenses incurred by 3net, and, to a lesser extent, to an increase in professional services at Teltrend.

     OTHER INCOME. Other income (expense) for the second quarter and first six months of Fiscal 1998 were approximately ($0.1) million and $0.2 million, respectively, compared to $0.3 million and $0.7 million for the comparable prior-year periods. Other income (primarily derived from interest earned on cash equivalents and marketable securities) declined in both periods due to the use of cash equivalents and marketable securities for the purchase of 3net. In addition, the Company suffered currency translation losses of approximately $0.4 million during the second quarter of Fiscal 1998.

     INCOME TAXES. A provision for income taxes of approximately $0.6 million was recorded for the second quarter of Fiscal 1998 compared to approximately $1.3 million for the comparable prior-year period. A provision for income taxes of $1.7 million was recorded for the first six months of Fiscal 1998 compared to $3.4 million for the comparable prior-year period. Such provision for the first six months of Fiscal 1998 recognize that the write-off of purchased in-process research and development is not deductible for tax purposes in the current year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At January 24, 1998, the Company had no long-term indebtedness and had working capital of approximately $36.2 million, which included cash and cash equivalents of approximately $12.0 million and marketable securities of approximately $9.0 million. The decrease in working capital from approximately $44.1 million at the end of Fiscal 1997 was due primarily to the acquisition of 3net. The total acquisition cost for 3net was approximately $14.5 million and was funded with the Company's cash and cash equivalents on hand and the proceeds from the sale of certain of the Company's investments in debt securities.

     Cash used for capital expenditures was approximately $1.5 million for the first six months of Fiscal 1998 compared to approximately $1.3 million for the first six months of Fiscal 1997. Most of the expenditures for both periods were for the purchase of manufacturing test equipment and engineering equipment.

     As of January 24, 1998, the Company had net trade accounts receivable of approximately $11.2 million, compared to approximately $7.8 million at the end of Fiscal 1997. This increase was due primarily to the inclusion of 3net's accounts receivable in the Company's total.

     For the first six months of Fiscal 1998, inventories decreased by approximately $0.1 million, from approximately $11.0 million at the end of Fiscal 1997 to approximately $10.9 million at the end of the second quarter of Fiscal 1998. The decrease in inventory was the net result of a successful effort to reduce inventory, partially offset by the addition of approximately $2.1 million of inventory acquired in conjunction with the 3net acquisition.

     The Company maintains a credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. Currently, there are no amounts outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of January 24, 1998, the Company estimates that approximately $12.9 million is available to it under the Bank Facility as of the date hereof. Any borrowings under the Bank Facility would mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

     On March 3, 1998, the Company announced a plan to purchase up to a maximum of $8.0 million worth of the Company's Common Stock. Purchases will be made from time to time in the open market, subject to the requirements of applicable laws, and will be financed with existing cash and cash equivalents, marketable securities and cash from operations.

     The Company expects that existing cash and cash equivalents, marketable securities, cash from operations, plus available borrowings under the Bank Facility will be adequate to fund the Company's working capital needs for the foreseeable future.

YEAR 2000 ISSUES.
-----------------

     The Company has reviewed its existing computer software programs and operating systems to determine if it has software applications that contain source codes that are unable to appropriately interpret the upcoming calendar year 2000. As a consequence of such review, the Company believes that to the extent that it will be required to make any modifications or adjustments to address problems with software applications due to the upcoming calendar year 2000, the Company does not believe that such modifications or adjustments will affect the Company in any material respect.

NEW ACCOUNTING RULES.
---------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" (SFAS No. 130). SFAS No. 130 becomes effective for all fiscal years that begin after December 15, 1997. The new standard requires reclassifications of earlier financial statements for comparative purposes. SFAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and unrealized gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined what effects, if any, SFAS No. 130 will have on the Company's consolidated financial statements.

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments for an Enterprise and Related Information" (SFAS No. 131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is also effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the effect, if any, that SFAS No. 131 will have on its consolidated financial statements.

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

     The Company is facing increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provide than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its repeatered T1 products as the cost of HDSL systems decline. If increasing competition causes the Company to reduce selling prices for its repeatered T1 products, there can be no assurance that the Company will be able to increase unit sales volumes of such products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products to offset in full or in part the reduced revenue effects of such selling price reductions.

RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. Most of the Company's existing products are designed to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace this copper wireline with fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). Furthermore, the Company faces increasing competition with respect to its repeatered T1 products from suppliers of HDSL systems as an alternate method of delivering conventional T1 services. The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company.

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

POTENTIAL COMPETITION FROM RBOCS AND LUCENT. The Telecommunications Act of 1996 has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the Federal Communications Commission). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced. In addition, the operations of Lucent Technologies Inc. ("Lucent"), as a supplier to the Telcos, may have an adverse effect on the Company's business because Lucent sells certain products that directly compete with the Company's products.

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

PROPRIETARY RIGHTS AND RISKS OF THIRD PARTY CLAIMS OF INFRINGEMENT. The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. See Part 2, Item 1 -- Legal Proceedings. While the Company does not believe that its present products and technology infringe the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such assertions will not result in costly litigation. There can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales.
The inability of the Company to develop products for such equipment which do not infringe the intellectual property rights associated with such equipment, or to obtain the right to use such intellectual property on commercially reasonable terms, could have a material adverse effect on the Company. In addition, any infringement claims or litigation against the Company could have a material adverse effect on the Company.

     The Company was a party to agreements with certain of the RBOCs pursuant to which it licensed certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The terms of virtually all of these licensing agreements expired at varying times during Fiscal 1995, subject to a right of continuation at an increased royalty rate with respect to specified Company products. The Company has been evaluating its continuing obligations under each of the remaining agreements and is discussing the possibility of new agreements with the RBOCs. However, there can be no assurance that the Company's evaluation of past agreements and/or subsequent negotiations will not result in the Company's payment of royalties at increased rates with respect to all or a substantial number of the Company's products. Any substantial increase in royalty rates could have a material adverse effect on the Company.

     Prior to the Company's initial public offering (the "IPO"), the Company's operating subsidiary also licensed certain technology from AT&T. This technology has since been transferred to Lucent. The term of this license continued through July 1995, subject to a right of continuation under certain circumstances at substantially higher royalty rates. In connection with the IPO and the Company's recapitalization in connection therewith, the Company sought AT&T's consent to assignment of this license from the operating subsidiary to the Company. At that time, AT&T indicated it would give such consent after resolving certain issues with the Company with respect to the license. After AT&T's spin-off of Lucent and the simultaneous transfer of certain technology and patent rights to Lucent, the Company continued its discussions with Lucent instead of AT&T. In the context of these discussions, Lucent indicated that the Company's initial ISDN product may make use of certain of Lucent's patented technology and has expressed a willingness to include this technology in the context of a replacement license agreement. The Company has reached a preliminary agreement with Lucent regarding the terms of a replacement license agreement. If the Company and Lucent reach a final agreement and if the terms of the final agreement coincide with those of the preliminary agreement, such final agreement will not have a material adverse effect on the Company.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, the gain or loss of significant customers, legislative or regulatory changes, general trends in the industry, market conditions, analysts' estimates, the stock market and other events or factors may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market has experienced extreme price and volume fluctuations which have particularly affected the market price for many high technology companies and which have little apparent correlation with the operating performance of these companies. Such broad market fluctuations may adversely affect the market price of Company's Common Stock.

RISKS RELATED TO 3NET. The Company completed its acquisition of 3net on September 18, 1997. The Company expects the acquisition of 3net to increase its sales and the markets for its existing and future product offerings. However, there can be no assurance that 3net will provide the sales and market opportunities that the Company expects. Furthermore, even if the acquisition of 3net does provide such expected sales and market opportunities, there can be no assurance that the Company will be able to successfully integrate 3net into its business or take advantage of the synergies which the Company presently believes will result from the integration of 3net 's business. Any failure by the Company to quickly and successfully integrate the 3net business such that it is able to derive the benefit from contemplated synergies could have a material adverse effect on the Company's results of operations.

ITEM 3 --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

The disclosures required pursuant to Item 305 of Regulation S-K are not yet effective for the Company. Such disclosures will be included in the Company's filings commencing with its Annual Report on Form 10-K for the Fiscal Year ending July 25, 1998.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     On February 25, 1997, Wilcom, Inc. ("Wilcom") instituted a patent infringement action against the Company in the United States District Court for the Eastern District of New York (Wilcom, Inc. v. Teltrend Inc., Civil Action No. 97-0918) seeking injunctive relief, damages, interest, costs and attorney's fees. The Company successfully transferred the action to the United States District Court for the Northern District of Illinois. Wilcom alleges that certain of the Company's products infringe U.S. Patent Nos. 4,961,218 and 5,504,811, which relate to enhanced line powered amplifiers. The only Company product specifically identified as allegedly infringing the patents is the CYBERBLOCK(TM) model LCR4002. The case was recently dismissed with leave to reinstate if the parties do not reach a settlement. The Company believes that it will reach a settlement with Wilcom in the near future and that such a settlement will not have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2 - CHANGES IN SECURITIES
------------------------------

     The terms of the Bank Facility prohibit the Company from declaring and paying in any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     The Company's 1997 Annual Meeting of Stockholders was held on December 11, 1997 for the purpose of (i) electing directors, (ii) ratifying the action of the Company's Board of Directors in appointing Ernst & Young LLP as the Company's independent auditors for Fiscal 1998, (iii) approving the Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (the "Plan"), and (iv) transacting such other business properly brought before the meeting. The meeting proceeded and the holders of the Company's Common Stock elected the following persons to the Company's Board of Directors: (a) Howard L. Kirby, Jr., by a vote of 5,646,766 votes cast for and 30,163 votes withheld; (b) Susan
B. Major, by a vote of 5,646,766 votes cast for and 30,163 votes withheld; (c) Frank T. Cary, by a vote of 5,643,860 votes cast for and 33,063 votes withheld;
(d) Harry Crutcher, III, by a vote of 5,644,466 votes cast for and 32,463 votes withheld; (e) William R. Delk, by a vote of 5,646,466 votes cast for and 30,463 votes withheld; (f) Donald R. Hollis, by a vote of 5,646,766 votes cast for and 30,163 votes withheld; and (g) Bernard F. Sergesketter, by a vote of 5,646,666 votes cast for and 30,263 votes withheld. The holders of the Company's Common Stock also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for Fiscal 1998 by a vote of 5,662,291 votes cast for ratification, 8,350 votes cast against ratification and 6,288 abstentions. The holders of the Company's Common Stock also approved the Plan by a vote of 4,882,207 votes cast for, 748,274 votes cast against and 46,448 votes cast abstain.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

  (a)  Exhibits:

      The exhibits filed herewith are listed in the exhibit index which follows the signature page of this Report on Form 10-Q.

  (b)  Reports on Form 8-K.

      On December 2, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A (Amendment No. 1) dated September 18, 1997 (the "Form 8-K/A"). The Form 8-K/A amended the Company's Form 8-K dated September 18, 1997 to include, pursuant to Item 7 of Form 8-K, the following financial statements for 3net: (i) an audited consolidated balance sheet as of September 30, 1996; (ii) audited consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended September 30, 1996; (iii) an unaudited combined balance sheet as of June 30, 1997; and (iv) an unaudited combined statement of operations and an unaudited combined statement of cash flows for the nine-month periods ended June 30, 1996 and June 30, 1997. The Form 8-K/A also included an unaudited pro forma condensed consolidated balance sheet and unaudited pro forma condensed consolidated statement of operations for the Company and 3net as of and for the Company's fiscal year ended July 25, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: March 10, 1998                 TELTREND INC.



                                     By:    /s/ Theodor A. Maxeiner
                                     ---------------------------------------
                                                Theodor A. Maxeiner
                                                 Chief Accounting Officer

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



10.8  Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(6)

10.9 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc. (4)

10.10 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(2)

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

(4) Incorporated by reference to the Registrant's Current Report on ForM 8-K dated September 18, 1997 (Commission File No. 0-26114).

(5) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).

(6) Incorporated by reference to the Registrant's Definitive Proxy Statement for the annual meeting of stockholders held on December 11, 1997 (Commission File No. 0-26114).

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