Form 10-Q
period 1998-04-25
TELTREND INC
filed 1998-06-09
CIK 943822

===============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                      ---------------------------------

                                  FORM 10-Q
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                For the quarterly period ended April 25, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

       For the transition period from                to
                                      --------------    --------------

                       Commission file number 0-26114

                                TELTREND INC.
           (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                          13-3476859
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

                                TELTREND INC.
                                -------------

                             INDEX TO FORM 10-Q
                             ------------------


PART I.  FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------
Item 1 --  Consolidated Financial Statements:
           Consolidated Statements of Operations for the quarters
           and the nine month periods ended April 25, 1998 and
           April 26, 1997 ............................................     3

           Consolidated Balance Sheets as of April 25, 1998 and
           July 26, 1997 .............................................     4

           Consolidated Statements of Cash Flows for the nine month
           periods ended April 25, 1998 and April 26, 1997 ...........     5

           Notes to Consolidated Financial Statements ................     6

Item 2 --  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............     8

Item 3 --  Quantitative and Qualitative Disclosure About Market Risk .    16


PART II. OTHER INFORMATION
---------------------------
Item 1 --  Legal Proceedings .........................................    16

Item 2 --  Changes in Securities .....................................    16

Item 6 --  Exhibits and Reports on Form 8-K ..........................    17

SIGNATURE ............................................................    18
---------

EXHIBIT INDEX ........................................................    19

OMITTED FINANCIAL STATEMENTS
----------------------------
None


                       PART I.  FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                TELTREND INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                (Dollars in thousands, except per share data)

                                       FOR THE QUARTER ENDED   FOR THE NINE MONTHS ENDED
                                       ---------------------   -------------------------

                                       APRIL 25,    APRIL 26,    APRIL 25,    APRIL 26,
                                         1998         1997         1998         1997
                                      ----------   ----------   ----------   ----------
Net sales..........................   $   25,271   $   21,303   $   69,765   $   62,718
Cost of sales......................       13,411       11,919       38,150       34,784
                                      ----------   ----------   ----------   ----------
Gross profit.......................       11,860        9,384       31,615       27,934
                                      ----------   ----------   ----------   ----------

Operating expenses:
  Sales and marketing................      3,461        1,893        9,242        5,552
  Research and development...........      3,680        2,535       10,419        7,252
  General and administrative.........      1,960        1,320        5,397        3,490
  Purchased in-process research &
  development........................         --           --        3,995           --
                                      ----------   ----------   ----------   ----------
                                           9,101        5,748       29,053       16,294
                                      ----------   ----------   ----------   ----------
Income from operations.............        2,759        3,636        2,562       11,640
                                      ----------   ----------   ----------   ----------

Other income (expense):
  Interest income....................        312          376        1,009        1,040
  Other-net..........................       (137)         (15)        (627)         (29)
                                      ----------   ----------   ----------   ----------
                                             175          361          382        1,011
                                      ----------   ----------   ----------   ----------

Income before income taxes.........        2,934        3,997        2,944       12,651
Provision for income taxes.........        1,197        1,559        2,856        4,987
                                      ----------   ----------   ----------   ----------
Net income.........................   $    1,737   $    2,438   $       88   $    7,664
                                      ==========   ==========   ==========   ==========
Net income per share of
  common stock....................... $     0.27   $     0.38   $     0.01   $     1.19
                                      ==========   ==========   ==========   ==========
Average common shares outstanding      6,445,226    6,432,237    6,439,862    6,428,274
                                      ==========   ==========   ==========   ==========
Net income per share of
  common stock--assuming dilution.... $     0.27   $     0.37   $     0.01   $     1.15
                                      ==========   ==========   ==========   ==========
Average common shares outstanding-
  assuming dilution..................  6,503,536    6,559,696    6,499,763    6,673,663
                                      ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                TELTREND INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                 (Unaudited)

                                                   APRIL 25,           JULY 26,
                                                     1998                1997
                                                   ---------          ---------
ASSETS
------
Current Assets:
  Cash and cash equivalents....................    $  21,804          $  11,837
  Marketable securities........................        4,012             20,930
  Trade accounts receivable, net of allowance..       12,265              7,834
  Inventories..................................       10,832             11,048
  Deferred income taxes........................        2,008              1,871
  Prepaid expenses and other current assets....        3,129                964
                                                   ---------          ---------
                                                      54,050             54,484

Land and building..............................        2,868              1,949
Machinery and equipment........................       17,532             14,528
Leasehold improvements.........................        1,304                935
Accumulated depreciation.......................      (11,425)            (9,372)
                                                   ---------          ---------
                                                      10,279              8,040

Deferred income taxes..........................           44                135
Intangible assets, net.........................        5,572                 --
Other assets, net..............................          179                173
                                                   ---------          ---------
                                                   $  70,124          $  62,832
                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable.............................    $   5,487          $   3,443
  Accrued expenses.............................       10,049              6,904
  Income taxes payable.........................          977                 49
                                                   ---------          ---------
                                                      16,513             10,396

Deferred income taxes..........................          527               ----

Stockholders' Equity:
Common Stock, $0.01 par value, 15,000,000
  shares authorized and 6,452,046 and
  6,436,321 issued and outstanding,
  respectively.................................           64                 64
  Treasury stock, 10,000 shares................         (147)               ---
  Additional paid-in capital...................       99,521             99,328
  Accumulated deficit..........................      (46,868)           (46,956)
Foreign currency translation adjustment........          514                 --
                                                   ---------          ---------
                                                      53,084             52,436
                                                   ---------          ---------
                                                   $  70,124          $  62,832
                                                   =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                TELTREND INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                    FOR THE NINE MONTHS ENDED
                                                   ----------------------------
                                                   APRIL 25,          April 26,
                                                     1998                1997
                                                   ---------          ---------
OPERATING ACTIVITIES:
Net income for period..........................    $      88          $   7,664
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Purchased in-process research
    and development............................        3,995                 --
  Depreciation and amortization................        2,436              1,508
  Loss (gain) on sale of equipment.............            9                (11)
  Deferred income taxes........................          481                286
  Tax benefit from exercise of common
    stock options..............................          116                 92
  Changes in certain assets and liabilities:
    Accounts receivable and prepaid expenses...       (1,779)             3,790
    Inventories................................        2,472               (607)
    Income taxes payable.......................          928                856
    Accounts payable and accrued expenses......        1,627             (2,581)
    Other assets and liabilities...............         (151)              (130)
                                                   ---------          ---------
Net cash provided by operating activities......       10,222             10,867

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options.           77                 18
Purchase of treasury stock.....................         (147)                --
                                                   ---------          ---------
Net cash (used in) provided by
  financing activities.........................          (70)                18

INVESTING ACTIVITIES:
Capital expenditures...........................       (2,819)            (3,712)
Acquisition of business net of cash acquired...      (14,394)                --
Purchase of marketable securities..............           --            (18,969)
Proceeds from sale of marketable securities....       16,919                 --
Proceeds from sale of equipment................          109                 19
Other investing activities.....................           (3)               (80)
                                                   ---------          ---------
Net cash used for investing activities.........         (188)           (22,742)

Effect of exchange rate changes on cash........            3                 --

Net increase (decrease) in cash................        9,967            (11,857)
Cash and cash equivalents, beginning of period.       11,837             22,889
                                                   ---------          ---------
Cash and cash equivalents, end of period.......    $  21,804          $  11,032
                                                   ---------          ---------

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


I. BASIS OF PRESENTATION

General

     The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 26, 1997. The accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended April 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 25, 1998. The fiscal year of Teltrend and each of its consolidated subsidiaries (collectively, the "Company") ends on the last Saturday of July each year. All references to "Fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "Fiscal 1997" refers to the fiscal year ended July 26, 1997 and "Fiscal 1998" refers to the fiscal year ending July 25, 1998).

Acquisition of Limited

     On September 18, 1997 (the "Acquisition Date"), Teltrend purchased the outstanding shares of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3net Inc. (together "Limited") for total acquisition costs of approximately $14.5 million. Limited is a telecommunication equipment and software company based in the United Kingdom with operations in New Zealand, China and the United States having annualized revenues in excess of $17 million. The transaction was accounted for as a purchase and therefore the results of Limited since the Acquisition Date are included with the operations of Teltrend. All references in this report to the "Company" refer to (i) Teltrend, individually, for all periods or portions thereof ending on or before the Acquisition Date, and (ii) Teltrend and Limited, collectively, from and after the Acquisition Date.

II. MARKETABLE SECURITIES

     At April 25, 1998 the Company had marketable securities of $4.0 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at April 25, 1998 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.

III. INVENTORIES (IN THOUSANDS)

                                    APRIL 25, 1998      JULY 26, 1997
                                    --------------      -------------
Raw materials.....................     $ 5,476            $ 6,238
Work-in-process...................       1,295              1,651
Finished goods....................       4,061              3,159
                                       -------            -------
                                       $10,832            $11,048
                                       =======            =======

IV. EARNINGS PER SHARE

     In January 1998, the Company adopted FASB Statement No. 128, "Earnings Per Share", requiring dual presentation of basic and diluted income per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. EPS amounts for all periods have been presented, and where necessary, restated to conform to FASB Statement 128 requirements.

     The following table sets forth the computation of basic and diluted income per share (in thousands of dollars, except per share data).

                               FOR THE QUARTER ENDED  FOR THE NINE MONTHS ENDED
                               ---------------------  -------------------------
                                APRIL 25,   APRIL 25,    APRIL 26,   APRIL 26,
                                  1998        1997         1998        1997
     Numerator:
     Net income..............  $    1,737  $    2,438   $       88  $    7,664
                               ==========  ==========   ==========  ==========
     Denominator:
     Weighted average
       shares outstanding....   6,445,226   6,432,237    6,439,862   6,428,274
     Effect of dilutive
       stock options.........      58,310     127,459       59,901     245,389
                               ----------  ----------   ----------  ----------
     Weighted average
       shares outstanding -
       assuming dilution.....   6,503,536   6,559,696    6,499,763   6,673,663
                               ==========  ==========   ==========  ==========
     Net income per share....  $     0.27  $     0.38   $     0.01  $     1.19
                               ==========  ==========   ==========  ==========
     Net income per share -
       assuming dilution.....  $     0.27  $     0.37   $     0.01  $     1.15
                               ==========  ==========   ==========  ==========

V. PRO-FORMA FINANCIAL INFORMATION

     The following unaudited pro forma financial information for the Company for the nine months ended April 25, 1998 and April 26, 1997 gives effect to the Limited acquisition as if it occurred on July 27, 1997 and July 28, 1996, respectively. The following unaudited pro forma financial information for the quarter ended April 26, 1997 gives effect to the Limited acquisition as if it occurred on July 28,1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future. The pro forma results (in thousands, except per share data):

                                             NINE MONTHS ENDED    QUARTER ENDED
                                            --------------------  -------------
                                            APRIL 25,  APRIL 26,    APRIL 26,
                                              1998       1997         1997
                                            ---------  ---------  -------------
Net sales...............................    $ 70,977   $ 76,661     $ 28,489
Net income (loss).......................     ($6,603)   ($1,376)    $    498
Net income (loss) per share
  of common stock.......................      ($1.03)    ($0.21)    $   0.08
Net income (loss) per share of
  common stock-assuming dilution........      ($1.03)    ($0.21)    $   0.08


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

THE LIMITED ACQUISITION

     This Quarterly Report on Form 10-Q for the quarter ended April 25, 1998 represents the third quarterly report of Teltrend Inc. ("Teltrend") following its acquisition of all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3net Inc. (together, "Limited"). The acquisition of Limited was consummated on September 18, 1997 (the "Acquisition Date") and was accounted for as a purchase. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of Limited since the Acquisition Date. As used herein, the term "Company" refers to (i) Teltrend, individually, for all periods (and portions thereof) ending on or before the Acquisition Date, and (ii) Teltrend and Limited, collectively, from and after the Acquisition Date.

GENERAL

     Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Limited, with operations in the United Kingdom, New Zealand, China and the United States, has expanded the Company's markets and product lines. With the addition of Limited, the Company is now a leading developer of ISDN products for communications equipment and service providers and also supplies LAN Internetworking, ISDN Remote Access and secure Virtual Private Networking solutions for business customers worldwide.

     The Company's principal products are divided into three product line categories as follows: (i) Digital Loop Carrier and Voice Frequency products ("DLC/VF"), which include small DLC systems and plug-in units for existing DLC systems, CYBERBLOCK(R) (which is designed to solve various modem and voice problems on long metallic loops), and traditional voice frequency products; (ii) High Capacity Communications products ("T1/HDSL"), which include T1 line and office repeaters and T1 network interface units, CELLPAKTM units for cellular and wireless base station sites, and High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; and (iii) ISDN/DDS products, which include Integrated Services Digital Network ("ISDN") and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units, an ISDN mini-bank, and protocol conversion products and routing products, which provide connections between LANs and WANs.

RESULTS OF OPERATIONS

     NET SALES. Net sales for the third quarter of Fiscal 1998 increased 18.6%, or approximately $4.0 million, to approximately $25.3 million, from approximately $21.3 million in the third quarter of Fiscal 1997. For the first nine months of Fiscal 1998, net sales totaled approximately $69.8 million compared to approximately $62.7 million for the first nine months of Fiscal 1997, representing an increase of approximately $7.1 million or 11.2%. The increase in net sales for the third quarter of Fiscal 1998 over the third quarter of Fiscal 1997 was primarily due to an increase of approximately $3.9 million and $1.7 million in unit volume sales of the Company's ISDN/DDS and T1/HDSL products, respectively, which was partially offset by a decrease of $1.6 million in unit volume sales of the Company's DLC/VF products. The increase in net sales for the first nine months of Fiscal 1998 over the same period in 1997 was due primarily to an increase in the unit volume sales of the Company's ISDN/DDS and T1/HDSL products of approximately $9.7 million and $1.6 million, respectively, which was partially offset by a decrease in the unit volume sales of DLC/VF products of $4.3 million.

     The decrease in the unit volume sales of DLC/VF products for each comparative period was primarily the result of a marked decrease of sales in older technology DLC products together with declining sales of VF products. The downward trend in VF sales is the result of an ongoing decline in demand for analog services.

     The Company has recently been experiencing increasing price pressure across its product lines and believes it is likely that the average selling price of its products will decline more rapidly in the fourth quarter of Fiscal 1998 and in Fiscal year 1999 than in the comparable prior-year periods. This reduction in the average selling price could have an adverse effect on the Company's net sales and gross profit. The Company will continue to attempt to offset the effect of these price reductions, as it has successfully done in the past, through cost savings initiatives. There can be no assurance, however, that the Company will be able to offset all of the effect of such price reductions.

     The increase in unit volume sales of the Company's T1/HDSL products for each comparative period was the result of an increase in the unit volume sales of T1 repeater, CELLPAK and broadband products partially offset by a decline in unit volume sales of the Company's T1 CPE products. The Company experienced increased demand in both periods for repeaters and, in particular, intelligent high density repeaters ("IHR's") due to their deployment in conjunction with an expanding number of fiber optic installations. Increases in sales of both CELLPAK and broadband products were the result of an increase in the number of customers that have approved these products for use.

     The increase in unit volume sales of the Company's ISDN/DDS products for each comparative period was due primarily to the acquisition of Limited (which had net sales of approximately $9.3 million from the Acquisition Date through the third quarter of Fiscal 1998 and approximately $3.4 million in the third quarter of Fiscal 1998), and to a lesser extent due to an increase in unit volume sales of Teltrend's other ISDN products. The Company believes that this is a result of an increase in demand for ISDN services.

     GROSS PROFIT. Gross profit in the third quarter of Fiscal 1998 increased 26.4% or approximately $2.5 million, to approximately $11.9 million from approximately $9.4 million for the third quarter of Fiscal 1997. For the first nine months of Fiscal 1998, gross profit totaled approximately $31.6 million compared to approximately $27.9 million for the first nine months of Fiscal 1997, representing an increase of approximately $3.7 million, or 13.2%. Gross profit margins for the third quarter and the first nine months of Fiscal 1998 were 46.9% and 45.3%, respectively, compared to 45.3% and 44.5% respectively, for the corresponding Fiscal 1997 periods. The increase in gross profit for each comparative period was primarily attributable to the inclusion of Limited's operating results in both periods in Fiscal 1998. The increase in gross profit margin for each comparative period was also primarily attributable to the inclusion of Limited's operating results because, on average, Limited products carry a higher gross profit margin than the Company's other products. The increase in gross profit margin in the third quarter was also due, to a lesser extent, to the Company's ability to spread fixed manufacturing and overhead costs over a larger revenue base.

     SALES AND MARKETING. Sales and marketing expenses in the third quarter of Fiscal 1998 increased 82.8%, or approximately $1.6 million, to approximately $3.5 million from approximately $1.9 million for the third quarter of Fiscal 1997. For the first nine months of Fiscal 1998, sales and marketing expenses totaled approximately $9.2 million, compared to approximately $5.6 million for the first nine months of Fiscal 1997, representing an increase of approximately $3.6 million or 66.5%. As a percentage of net sales, sales and marketing expenses increased to 13.7% for the third quarter of Fiscal 1998 from 8.9% for the third quarter of Fiscal 1997, and for the first nine months of Fiscal 1998 increased to 13.3% from 8.9% for the first nine months of Fiscal 1997. The increase for each comparative period was primarily due to the inclusion of Limited's sales and marketing expense with the Company's results of operations since the Acquisition Date. Historically, Limited's sales and marketing expenses as a percentage of Limited's net sales have been higher than Teltrend's sales and marketing expenses as a percentage of Teltrend's net sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of Fiscal 1998 increased 45.2%, or approximately $1.2 million, to approximately $3.7 million from approximately $2.5 million for the third quarter of Fiscal 1997. For the first nine months of Fiscal 1998, research and development expenses totaled approximately $10.4 million, compared to approximately $7.3 million for the first nine months of Fiscal 1997, representing an increase of approximately $3.2 million, or 43.7%. In addition to this general increase in research and development expenses for the nine month period, the Company wrote-off approximately $4.0 million of in-process research and development costs as a result of the acquisition of Limited in the first quarter of Fiscal 1998. As a percentage of net sales, research and development expenses increased to 14.6% for the third quarter of Fiscal 1998 from 11.9% for the third quarter of Fiscal 1997, and for the first nine months of Fiscal 1998 increased to 14.9% from 11.6% for the first nine months of Fiscal 1997. The increase for each comparative period was due primarily to the inclusion of Limited's research and development expenses since the Acquisition Date, increases in Teltrend's salaries for newly hired personnel and the outsourcing of certain testing services.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of Fiscal 1998 increased 48.5%, or approximately $0.6 million, to approximately $2.0 million from approximately $1.3 million for the third quarter of Fiscal 1997. For the first nine months of Fiscal 1998, general and administrative expenses totaled approximately $5.4 million compared to approximately $3.5 million for the first nine months of Fiscal 1997, representing an increase of approximately $1.9 million, or 54.6%. As a percentage of total net sales, general and administrative expenses increased to 7.8% for the third quarter of Fiscal 1998 from 6.2% for the third quarter of Fiscal 1997, and for the first nine months of Fiscal 1998 increased to 7.7% from 5.6% for the first nine months of Fiscal 1997. The dollar increase for each comparative period was primarily attributable to general and administrative expenses incurred by Limited, and, to a lesser extent, to an increase in Teltrend's professional services.

     OTHER INCOME. Other income (expense) for the third quarter and first nine months of Fiscal 1998 were approximately $0.2 million and $0.4 million, respectively, compared to $0.4 million and $1.0 million for the comparable prior-year periods. Other income (primarily derived from interest earned on cash equivalents and marketable securities) declined in both periods due to the use of cash equivalents and marketable securities for the purchase of Limited. In addition, the Company suffered currency translation losses during each of the first three quarters of Fiscal 1998 and none in Fiscal 1997.

     INCOME TAXES. A provision for income taxes of approximately $1.2 million was recorded for the third quarter of Fiscal 1998 compared to approximately
$1.6 million for the comparable prior-year period. A provision for income taxes of $2.9 million was recorded for the first nine months of Fiscal 1998 compared to $5.0 million for the comparable prior-year period. Such provision for the first nine months of Fiscal 1998 recognizes that the write-off of purchased in-process research and development is not deductible for tax purposes in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     At April 25, 1998, the Company had no long-term indebtedness and had working capital of approximately $37.5 million, which included cash and cash equivalents of approximately $21.8 million and marketable securities of approximately $4.0 million. The decrease in working capital from approximately $44.1 million at the end of Fiscal 1997 was due primarily to the acquisition of Limited. The total acquisition cost for Limited was approximately $14.5 million and was funded with the Company's cash and cash equivalents on hand and the proceeds from the sale of certain of the Company's investments in debt securities.

     Cash used for capital expenditures was approximately $2.8 million for the first nine months of Fiscal 1998 compared to approximately $3.7 million for the first nine months of Fiscal 1997. Most of the expenditures for both periods were for the purchase of manufacturing test equipment and engineering equipment, and also in Fiscal 1998 for the purchase of a research and development facility in St. Charles, IL.

     As of April 25, 1998, the Company had net trade accounts receivable of approximately $12.3 million, compared to approximately $7.8 million at the end of Fiscal 1997. This increase was due primarily to the inclusion of Limited's accounts receivable in the Company's total.

     For the first nine months of Fiscal 1998, inventories decreased by approximately $0.2 million, from approximately $11.0 million at the end of Fiscal 1997 to approximately $10.8 million at the end of the third quarter of Fiscal 1998. The decrease in inventory was the net result of a successful effort to reduce inventory, partially offset by the addition of approximately $2.1 million of inventory acquired in conjunction with the Limited acquisition.

     The Company maintains a credit facility (the "Bank Facility"), which provides, subject to certain restrictions and based on the Company's accounts receivable and inventory levels, up to $15.0 million on an unsecured basis for working capital financing. Currently, there are no amounts outstanding under the Bank Facility. Based on the Company's accounts receivable and inventory levels as of April 25, 1998, the Company estimates that approximately $14.5 million is available to it under the Bank Facility as of the date hereof. Any borrowings under the Bank Facility would mature on June 30, 1998 and bear interest at a floating rate based on (i) LIBOR or the prime rate offered by the lender from time to time, and (ii) the Company's debt-to-equity ratio, determined quarterly by the Company. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. The Company is currently engaged in discussions with the lender under the Bank Facility for a replacement facility to become available upon expiration of the Bank Facility. The Company expects to be able to enter a new facility with this lender prior to June 30 on terms substantially similar or more favorable to those of the current Bank Facility.

     On March 3, 1998, the Company's Board of Directors authorized the purchase of up to a maximum of $8.0 million worth of the Company's Common Stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made, will be financed with existing cash and cash equivalents, marketable securities and cash from operations.

     The Company expects that existing cash and cash equivalents, marketable securities, cash from operations, plus available borrowings under the Bank Facility will be adequate to fund the Company's working capital needs for the foreseeable future.

YEAR 2000 ISSUES.

     The Company is reviewing its existing computer software programs and operating systems to determine if it has software applications that contain source codes that are unable to appropriately interpret the upcoming calendar year 2000. Based on the review to date, to the extent that it will be required to make any modifications or adjustments to address problems with software applications, the Company does not believe that such modifications or adjustments will affect the Company in any material respect.

NEW ACCOUNTING RULES.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SAS") No. 130, "Comprehensive Income" (SAS No. 130). SAS No. 130 becomes effective for all fiscal years that begin after December 15, 1997. The new standard requires reclassifications of earlier financial statements for comparative purposes. SAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and unrealized gains and losses on certain securities, be included in comprehensive income in the financial statements. SAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined what effects, if any, SFAS No. 130 will have on the Company's consolidated financial statements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON T1/HDSL PRODUCT LINE. The Company's T1 products, which include T1 line and office repeaters and T1 network units, have accounted for a very significant part of the Company's total net sales in each of the last three fiscal years. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products.
Consequently, the Company's inability to maintain or increase net sales of its T1 products in the future, or to offset any shortfall in sales of such products with sales of other existing or future products, could have a material adverse effect on the Company.

     The Company is facing increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provide than traditional T1 service, the Company expects that HDSL products will adversely affect the demand for its repeatered T1 products as the cost of HDSL systems declines. If increasing competition causes the Company to reduce selling prices for its repeatered T1 products, there can be no assurance that the Company will be able to increase unit sales volumes of such products, reduce its costs of sales of such products or maintain or increase revenues or gross margins attributable to such products to offset in full or in part the reduced revenue effects of such selling price reductions.

RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. Most of the Company's existing products are designed to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace the installation of copper wireline with the installation of fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company.

RELIANCE ON CERTAIN CUSTOMERS. The Company has historically depended on the RBOCs for substantially all of its net sales and, although the Company's customer base as a result of the Limited acquisition has become less concentrated in the RBOCs, dependence on the RBOCs for the preponderance of the Company's net sales is likely to continue for the foreseeable future. The Company has no supply agreements with any of the RBOCs which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or to other customers will continue or that the Company's customer base will become materially less concentrated. See "--Factors That May Affect Future Results -- Potential Competition from RBOCs and Lucent." The loss of one or more of the RBOCs as a customer, a further reduction in the number of RBOCs as a result of mergers or consolidations, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company. In addition, recent contract negotiations with certain RBOCs have resulted in lower prices for selected products. Also, the RBOCs and most of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company.

HIGHLY COMPETITIVE INDUSTRY. The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors, including possibly the RBOCs and Lucent. See "--Factors that May Affect Future Results -- Potential Competition From RBOCs and Lucent." Increased competition could reduce gross profit margins and may require increased spending by the Company on product development and sales and marketing, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time to meet increasing competition and will likely be required to do so in the future. The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by reductions in the Company's cost of sales. There can be no assurance that the Company will be able to increase unit sales volumes of its products or reduce its costs of sales of such products. Most of the Company's competitors and potential competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

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

     The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to do so or to continue to do so in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components or products, or to develop alternative sources of such components or alternative contract manufacturing relationships on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See "-- Factors That May Affect Future Results -- Reliance on Certain Customers."

INCREASED INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS. To respond to anticipated customer demand, the Company maintains high inventory levels. In addition, at the request of several of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at various locations of such customers. Although the Company believes these arrangements facilitate sales to its customers, they result in higher levels of inventory than are necessary in the absence of such arrangements. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company.

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

ITEM 3 --  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures required pursuant to Item 305 of Regulation S-K are not yet effective for the Company. Such disclosures will be included in the Company's filings commencing with its Annual Report on Form 10-K for the Fiscal Year ending July 25, 1998.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     On February 25, 1997, Wilcom, Inc. ("Wilcom") instituted a patent infringement action against the Company in the United States District Court for the Eastern District of New York (Wilcom, Inc. v. Teltrend Inc., Civil Action No. 97-0918) seeking injunctive relief, damages, interest, costs and attorney's fees. The Company successfully transferred the action to the United States District Court for the Northern District of Illinois. Wilcom alleges that certain of the Company's products infringe U.S. Patent Nos. 4,961,218 and 5,504,811, which relate to enhanced line powered amplifiers. The only Company product specifically identified as allegedly infringing the patents is the CYBERBLOCKTM model LCR4002. The case was recently dismissed with leave to reinstate if the parties do not reach a settlement. The Company reached a settlement with Wilcom effective April 1, 1998 and such settlement will not have a material adverse effect on the financial condition or results of operations of the Company.


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

       None.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 9, 1998                    TELTREND INC.



                                      By: /s/ Douglas P. Hoffmeyer
                                          ------------------------
                                          Douglas P. Hoffmeyer
                                          Vice President Finance,
                                          Secretary, Treasurer

                                EXHIBIT INDEX


Exhibit No.                     Description
-----------                     -----------
2           None.

3.1         Restated Certificate of Incorporation of Registrant, as amended. (1)

3.2         Amended and Restated Bylaws of the Registrant.(3)

3.3         Certificate of Designation of Series A Junior Participating
            Preferred Stock, filed April 23, 1997. (1)

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

4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(2)

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated April 16, 1997.(7)

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

10.4        Form of Nonqualified Stock Option Agreement under the Teltrend Inc.
            1995 Stock Option Plan.(2)

10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant. (8)

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

                                      19

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

27.1        Amended Financial Data Schedule.

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

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated April 16, 1997 (Commission File No. 0-26114).

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal Year ended July 27, 1996 (Commission File No. 0-26114).

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 1996 (Commission File No. 0-26114).

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 26, 1997 (Commission File No. 0-26114).



Document Number : 183214