Form 10-K405
period 1998-07-25
TELTREND INC
filed 1998-10-23
CIK 943822

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               __________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JULY 25, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of October 16, 1998, there were outstanding 5,948,990 shares of the registrant's Common Stock, $.01 par value per share ("Common Stock"), and no shares of the registrant's Class A Common Stock, $.01 par value per share. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the registrant's Common Stock on October 16, 1998) held by non-affiliates of the registrant was $76,519,902 (5,775,087 shares at $13.25 per share).


                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JULY 25, 1998 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS ANNUAL REPORT ON FORM 10-K.

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD DECEMBER 10, 1998 ARE TO BE INCORPORATED BY REFERENCE INTO PART III OF THIS ANNUAL REPORT ON FORM 10-K.

===============================================================================

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things:
(i) the Company's (as defined below) prospects, developments and business strategies for its operations, including the development and sale of certain new and established products; (ii) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (iii) the Company's expectations regarding the upcoming year 2000. These forward-looking statements are identified by their use of such terms and phrases as "believes," "anticipates," "planned," "will" and "expects," are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers; (ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See Subparagraph d. of Item 1 - "Factors That May Affect Future Results."

                                     PART I

ITEM 1.  BUSINESS.


A.   GENERAL DEVELOPMENT OF BUSINESS

     (I) BACKGROUND

     Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of U.K.-based Securicor 3net Limited in September 1997 (since renamed Teltrend Limited) has expanded the Company's markets and product lines. With the addition of Teltrend Limited, the Company is now a leading developer of Integrated Services Digital Network ("ISDN") products for communications equipment and service providers and also supplies local area network ("LAN") internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.


     The Company's principal executive offices are located at 620 Stetson Avenue, St. Charles, Illinois, 60174 and its telephone number at that location is (630) 377-1700. Unless the context otherwise requires, (i) all references to the "Company" or "Teltrend" in this Annual Report on Form 10-K (the "Report") collectively refer to Teltrend Inc. and its wholly owned subsidiaries, and (ii) all references herein to "Teltrend Ltd." refer to Teltrend Limited and its wholly owned subsidiaries. The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this Report refer to fiscal years ending in the calendar year indicated (e.g., fiscal 1998 refers to the year ended July 25, 1998).


     (II) TELTREND LTD. ACQUISITION


     On September 18, 1997, the Company consummated the purchase of all the outstanding shares of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3Net Inc. from 3 Net Holdings Limited of Surrey,

England ("3Net Holdings") for a total acquisition cost of approximately $14.5 million. 3Net Holdings is a subsidiary of Securicor Communications Limited of Surrey, England ("Securicor Communications"). Following the acquisition, the name of Securicor 3net Limited was changed to Teltrend Limited. With operations in England, New Zealand and China, Teltrend Ltd. is a leading developer of ISDN products for communications equipment and service providers. Teltrend Ltd. also supplies LAN internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.


     (III) TELTREND INC. RIGHTS AGREEMENT


     On January 16, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was payable on January 27, 1997 to the holders of record of the Common Stock as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company, under certain circumstances involving the acquisition or the announcement of the intent to acquire 20% or more of the Company's Common Stock, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $160.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of January 16, 1997, as amended on June 1, 1998 and as the same may be further amended from time to time (the "Rights Agreement"), between the Company and LaSalle National Bank, as Rights Agent (the "Rights Agent"), a copy of which is included as an exhibit to this Report.

b.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     During each of the last three fiscal years, the Company has operated in only one industry segment.

c.   NARRATIVE DESCRIPTION OF BUSINESS


     (I) GENERAL


     The Company designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, that are used by Telcos to provide voice and data services over the existing telephone network, primarily in the Local Loop. The Company also manufactures a wide range of remote LAN internetworking, ISDN remote access and virtual private networking products and services. In recent years, the demand for high speed digital transmission over the telephone network has increased as a result of the demand for high capacity voice lines and the growing communications requirements of LAN interconnections, wide area networks ("WANs"), on-line data networks (which typically connect point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), the Internet, other on-line data services and, to a lesser extent, video conferencing. The Company's products enhance the transmission of voice and data over the copper network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.


     The Company's principal customers are the RBOCs. The Company also sells its products to certain independent U.S. and international Telcos. The Company's principal products are as follows: (i) Tl products which allow Telcos to deploy 1.544 Mbit/sec digital services; (ii) Voice Frequency ("VF") products which are primarily used to provide analog data transmission services via dedicated lines; (iii) Dataphone Digital Services ("DDS") products which are used to provide switched and dedicated line digital transmissions at rates from
2.4 to 64 Kbit/sec; (iv) ISDN products which provide switched digital transmission of voice or data at rates of up to 128 Kbit/sec over copper wireline; (v) digital loop carrier ("DLC") products which are cabinets and plug-in channel units that are compatible with D4, SLC(R)*-5 and SLC(R) 96 systems (DLC products include plain old telephone service ("POTS") and special plain old telephone service ("SPOTS") products, which are used to provide traditional analog voice and modem services); (vi) High bit-rate Digital Subscriber Line ("HDSL") products which allow Telcos to provide T1 service without the need to condition the copper wireline or install mid-span repeaters for distances up to 12,000 feet; and (vii) circuit switched products (which provide the ability for various telephone switches to interwork with and support dissimilar protocols) and packet switched products (a line of routers).


______________
* SLC is a registered trademark of Lucent Technologies, Inc. ("Lucent").

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

     INCREASING DEPLOYMENT OF DIGITAL SERVICE IN THE LOCAL LOOP. While Telcos generally utilize fiber optic or other systems to permit high speed digital transmission between their switching facilities ("Central Offices") and from their Central Offices to DLC systems within the Local Loop, transmission over copper wireline remains the principal method by which telecommunication services are provided in the "last mile," the final link between the Central Office or DLC and the end-user. Increasing demand for digital transmission by end-users has given the Telcos considerable incentive to upgrade service in the Local Loop. Although replacement of the "last mile" copper wireline in the Local Loop with fiber optic, coaxial cable, hybrid fiber-coax, wireless and other higher bandwidth and quality transmission media has occurred to a certain extent, widespread replacement of the copper wireline has not occurred because of the labor and capital intensive nature of the replacement process. Consequently, technologies have emerged which enhance the transmission capabilities of the copper wireline and allow the Telcos to respond to customer demand for digital service in the Local Loop at affordable rates and at a level of quality approaching that of fiber.

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

     Switched digital services are increasingly being deployed in the Local Loop in response to customer demand for flexible, high-bandwidth transmission services. Whereas dedicated lines are fixed connections between two points, switched services permit the flexibility of connecting with any similarly equipped location. A newer DDS-based service provides switched 56 Kbit/sec digital transmission. In addition, basic rate ISDN technology allows a Telco to deliver switched digital transmission over the copper network at rates up to 128 Kbit/sec (plus an additional 16 Kbit/sec for special services). These technologies can support telecommuting, video conferencing and remote-LAN access. Although basic rate ISDN technology has been available for over ten years, it had not been widely deployed by Telcos until recently. Its recent increase in popularity is largely attributable to the emergence of widespread Internet usage, and to cost effective customer premises equipment ("CPE") which utilizes ISDN capabilities and features.

     Other emerging technologies that provide high-bandwidth digital services include primary rate ISDN, a switched digital line which operates at T1 speeds, and Asynchronous Digital Subscriber Line ("ADSL"), which provides sufficient capacity for delivery of video-on-demand over the copper wireline.

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

     The technologies which have emerged to replace the existing copper infrastructure (such as fiber optic, coaxial cable, hybrid fiber-coax and wireless systems) remain relatively costly to install. While the transition from copper wireline to telecommunications networks based on newer technology is generally expected to be gradual, it is anticipated that the markets for and the pace of deployment of these technologies will grow as their costs decrease. Accordingly, demand for products applicable to the copper wireline will decrease and new products and services will need to be developed to address the demands of these growing markets. See Subparagraph d. (ii) of this Item 1 -- "Factors That May Affect Future Results -- Rapid Technological Changes and Dependence on New Products" and Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on T1 Products."

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

     The Company manufactures a broad range of products necessary to provision the Local Loop which are designed for installation either at the end-user's premises, along the Local Loop or at the Central Offices. The Company's products include channel units, repeaters and termination units used by the Telcos for the provisioning, testing and termination of analog and digital transmission services in the Local Loop at speeds of up to 1.544 Mbit/sec. The Company also manufactures ISDN integrated access systems for many of the largest telecommunications equipment and service providers worldwide.

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

     (B) THE COMPANY'S PRODUCTS

     T1/HDSL PRODUCTS. The Company is a supplier of intelligent repeatered T1 products for the Local Loop. These products allow Telcos to quickly deploy high speed (1.544 Mbit/sec) digital service over the existing infrastructure of copper wireline in the Local Loop. T1 service is frequently deployed for PBX and dedicated lines. The Company was the first to successfully introduce cost-effective intelligent T1 repeaters, which spurred the sales growth of the Company's T1 products. Sale of T1 products accounted for 48.7%, 55.2% and 53.9% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively.


     Within its T1 product line the Company currently offers intelligent network interface units ("NIUs"), intelligent office repeaters, intelligent line repeaters and T1 mountings. The Company's NIUs are installed by Telcos to terminate a T1 line at the customer's premises and to allow testing of the circuit. The Company's T1 repeater products are installed by Telcos to regenerate a T1 signal that has degraded due to transmission over a long distance of copper wireline. These repeaters contain addressable loopback circuits that allow rapid fault isolation from a remote location. This remote testing capability allows Telcos to offer improved service at a lower cost in the increasingly competitive telecommunications environment.

     Teltrend introduced a new generation of NIUs to Telcos throughout the United States during late fiscal 1997 and fiscal 1998. These new NIUs contain extensive performance monitoring ("PM") capabilities for both directions of T1 transmission (toward the customer and toward the network). The PM NIUs provide crucial information to the network provider regarding the quality and availability of their delivered T1 services. PM NIUs can be deployed at the network interface, terminating all forms of T1 transmission facilities -- repeatered T1, HDSL or fiber-based. While there is no assurance that the Company will be able to successfully compete in the PM NIU market, the Company believes that its PM NIU sales and the market for PM NIU products will show moderate growth over the next several years.

     HDSL technology is an accepted alternate method of providing T1 service over the copper wireline in the Local Loop. HDSL is easier to provision than traditional T1 service because it eliminates the need to condition the wireline and to install line repeaters for distances of up to 12,000 feet. Despite the use of HDSL, Telcos continue to deploy traditional repeatered T1 service, since it is presently more cost-effective than HDSL on short lines and on established repeatered T1 routes. However, the Company expects that demand for its T1 products (which provide traditional repeatered T1 service) will decline as the cost of HDSL systems declines. The Company manufactures a 4-wire HDSL product line which has been approved and purchased by two Telcos. See Subparagraph d.
(i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on T1 Products." The HDSL market in the United States is highly competitive and currently dominated by three companies: PairGain Technologies, Inc. ("PairGain"); ADC Telecommunications, Inc. ("ADC"); and ADTRAN, Inc. ("ADTRAN"). See Subparagraph c. (ix) of this Item 1 -- "Narrative Description of Business -- Competition."

     The CellPak(TM) product line provides T1 transport in a completely self-contained, pre-tested, outdoor package for providing a Telco demarcation to cellular or personal communications services providers via metallic or fiber optic lines. Coordination problems that are often encountered between the wireless operator and the Telco are greatly reduced by the CellPak(TM), both in original installation and in maintenance situations. Teltrend's CellPak(TM) systems are available with HDSL, conventional T1 or fiber optic feeds.

     DLC/VF PRODUCTS. Within its DLC product line, the Company manufactures an advanced 2-wire foreign exchange unit ("2FXO") for the Lucent SLC(R)96 and D4 systems. The 2FXO uses microprocessor control to compensate for network anomalies caused by variations in PBX's and Central Office switches. It thereby eliminates various operational and billing problems commonly experienced with foreign exchange lines.

     The Company also manufactures a 2-wire dial pulse terminate unit with gain transfer ("DPT/GT") for D4 channel bank systems. The DPT/GT uses microprocessor control to provide an automated precision balance. This saves time and manpower in provisioning service and eliminates operational performance problems (such as "howling") due to maladjustment from manual trial-and-error balancing.

     In the past, the Company has competed in the DLC market largely by supplying special service channel units for the existing infrastructure of Lucent DLC systems (SLC(R)96, SLC(R)5). The Company is now in the process of also becoming an original equipment manufacturer of channel units by selling channel units to Next Level System, Inc., another DLC systems company.

     The Company is a supplier of intelligent VF products. Within its VF product line, the Company currently offers data station termination ("DST") units and VF channel units and mountings, which Telcos use primarily to provide dedicated analog data lines. The Company's DST and VF channel units are installed by Telcos at the customer's premises and in a channel bank or DLC system, respectively, to terminate both ends of an analog data line. These units contain onboard microprocessors which allow all testing and adjustment to be performed from a remote location.

     The Company's VF products are principally used by Telcos to provision the 4-wire analog data lines typically leased by Telco customers to connect geographically dispersed computer terminals (such as point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations) to a central computer. Although there are several other ways to link these terminals to a central computer (most notably DDS), analog data lines remain, for several reasons, a commonly utilized method for accomplishing these links. An analog data line is the only practical way to add a terminal to an existing analog data network (of which there is a large installed base). In addition, analog data line transmission in certain locations is the only means of transmission available.

     The Company believes that the domestic market for its VF products is decreasing, and will likely continue to decrease, as digital data transmission services within the Local Loop become less costly and more widely deployed. However, the Company will endeavor to partially offset the effects of this decline by expanding its marketing efforts for its VF products to independent Telcos and to international markets. Sales of VF products accounted for 11.0%, 15.2% and 21.0% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively.

     ISDN/DDS PRODUCTS. The Company is currently manufacturing, developing and marketing products based on basic rate ISDN technology. This technology allows Telcos to provide their customers with two 64 Kbit/sec digital channels for voice or data, plus an additional data channel for special purposes, over a single twisted pair of copper wires. Whereas most digital transmission services require a dedicated line, ISDN is a switched service. This offers the end-user the flexibility of conventional dial-up service with the speed and quality of digital transmission. In addition, multiple ISDN lines can be aggregated to provide the bandwidth required for applications such as video conferencing.

     The Company currently manufactures and markets an ISDN channel unit which plugs into Lucent's SLC(R)-5 DLC system, an ISDN line repeater unit which is used to extend service beyond 16,000 feet and an ISDN channel unit for use with Lucent's SLC(R)96 DLC system. The Company also manufactures channel banks for use at Telco Central Offices. These channel banks are used to interface the ISDN signal for interoffice transport when the local Central Office switch cannot support ISDN service.

     The Company's acquisition of Teltrend Ltd. in September 1997 has increased its ISDN product offerings. Teltrend Ltd. supplies ISDN access solutions such as protocol conversion, port concentration, routing and remote management units. These enable telecommunications service and equipment providers to facilitate basic rate and primary rate delivery by providing support for interfaces and services not otherwise available to them. The Company now also offers a total networking solution that makes ISDN more attractive to the end-user. The product range encompasses the Network iQ(TM) family of routers -- including routers with built-in PBX functionality and a solution to provide secure or encrypted virtual private networks (VPNs) across the Internet--and the Connect iQ family of terminal adaptors for ISDN access.

     The Company's DDS products are used by Telcos to deliver digital service across copper wires in the Local Loop at speeds from 2.4-64 Kbit/sec. The majority of DDS service is provided by means of a dedicated line, but switched 56 Kbit/sec service is also available. As with the Company's analog VF data transmission products, DDS service is typically used by customers to connect geographically dispersed computer terminals to a central computer. In recent years, DDS has benefited from the trend toward digital service described above, including frame relay service for Internet access.

     The Company is currently a market leader in DDS channel units which plug into Lucent's SLC(R)-5 DLC systems. The Company manufactures intelligent DDS termination units, which are installed by Telcos at the end-user's premises to configure and maintain a DDS line. A trend toward labor-saving Local Loop equipment has increased the demand for this type of unit. The Company's DDS products are sold to all of the RBOCs and to Southern New England Telephone.

     (IV) CUSTOMERS

     The Company has historically sold substantially all of its products to the RBOCs and a small portion of its products to independent Telcos, such as GTE and Sprint and international Telcos. Sales to the RBOCs accounted for approximately 81.7%, 95.8% and 95.2% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, sales to SBC Communications Inc. (which merged with Pacific Bell in fiscal 1998), BellSouth Telecommunications Inc., Bell Atlantic (which merged with NYNEX in fiscal 1998), Ameritech Corp., and US WEST Inc. accounted for 30.1%, 16.8%, 13.8%, 10.8%, and 10.3%, respectively, of the Company's total net sales. No other customer accounted for more than 10% of the Company's total net sales in fiscal 1998. The acquisition of Teltrend Ltd. has given the Company an opportunity to expand its customer base to include international Telcos and international small businesses, distributors and other end-users of networking routers, thereby somewhat reducing the

Company's overall dependence on sales to the RBOCs. See Subparagraph d. (iii) of this Item 1 -- "Factors That May Affect Future Results--Reliance on Certain Customers."

     Prior to selling a product to a Telco customer, the Company generally must first submit that product for qualification by the customer. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for qualification. Although the qualification process varies somewhat among customers, the Company's experience is that the process can take anywhere from a few weeks to a year or more and generally consists of the following three phases:

      * Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards, such as those set by Bell Communications Research, Inc. ("Bellcore").


      * Field Trial. A number of telephone lines are equipped with the product for simulated operation in a field trial. The field trial is used to evaluate performance, assess ease of installation and establish troubleshooting procedures.


      * Product Selection and Deployment. Prior to product selection and deployment, the customer develops and implements a variety of methods and procedures relating to ordering, stocking, installation, maintenance, returns and all other activities associated with the use of the product.


     (V)   MARKETING, SALES AND DISTRIBUTION


     The majority of the Company's sales in the United States are made by its field sales organization, which is deployed throughout the United States. The marketing, sales and customer service employees based at the Company's headquarters support these field salespersons and often become involved in the sales process. Teltrend Ltd.'s salesforce consists of 8 salespersons based in the U.K., New Zealand and China. The Company also sells its products through distributors. Although the Company has agreements with many of these distributors, these agreements do not establish minimum purchase commitments and are generally terminable by either party upon 60 days notice. For each of the Company's last five fiscal years, no distributor has accounted for more than 1.5% of the Company's total net sales. The Company believes that its success has, to a significant degree, been due to the performance of its sales and distribution teams and that its future success will depend, in part, on its ability to attract and retain qualified sales and marketing personnel who can successfully increase the Company's sales revenue in the highly competitive telecommunications equipment marketplace.

     The Company has or is in the process of negotiating multi-year supply agreements with virtually all of its major customers, which cover products representing a majority of the Company's sales. These agreements only govern the terms and conditions applicable to purchases of the Company's products, including prices, and generally do not establish any minimum purchase commitments. Sales of the Company's products under these agreements are made on a purchase order basis. Because these contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time, any significant increase in the Company's costs during such periods which the Company is unable to offset with a corresponding increase in prices due to such prohibitions could have a material adverse effect on the Company. See Subparagraph d. (iii) of this Item 1--"Factors That May Affect Future Results--Reliance on Certain Customers." In addition, the Company has arrangements with three of its customers which require the Company to maintain a portion of its finished goods inventory at the various locations of such customers. As of July 25, 1998, approximately 37% of the Company's finished goods inventory was maintained at these locations. See Subparagraph d. (vi) of this Item 1--"Factors That May Affect Future Results--Inventory Levels and Need to Make Advance Purchase Commitments" and Subparagraph d. (ix) of this Item 1 -- "Factors That May Affect Future Results--Potential Product Recalls and Warranty Expenses."

     (VI) RESEARCH AND PRODUCT DEVELOPMENT

     The Company is market driven and works closely with its current and potential customers in connection with product development. Using feedback received from such customers, the Company identifies and develops new products and enhancements to its existing products.

     The Company's research and product development is carried out by engineers and engineering support personnel located in the U.S., U.K. and New Zealand. These individuals are organized into teams corresponding to the Company's product lines, with each team being responsible for providing technical support for the Company's existing products and conceiving new products in cooperation with others within the Company. Utilizing computer-aided design tools, each product team also implements the Company's ongoing "value engineering" programs which are designed to periodically replace all of the Company's major products with successive generations having additional product features, such as "intelligence," or new mechanics and/or lower costs.

     All product development expenses are charged to operations as incurred. The Company's expenditures on research and product development were approximately $14.3 million, $9.7 million, and $7.9 million in fiscal 1998, 1997 and 1996, respectively. The Company believes its future success will depend in part on its ability, on a cost effective and timely basis, to continue to enhance its products, develop and introduce new products for the telephone network transmission market and other markets, address new industry standards and changing customer needs and achieve market acceptance for its products. Accordingly, the Company intends to continue to make significant investments in research and product development. See Subparagraph d. (ii) of this Item 1-- "Factors That May Affect Future Results--Rapid Technological Changes and Dependence on New Products." See also Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Fiscal 1998
Compared with Fiscal 1997."

     (VII) CUSTOMER SERVICE AND SUPPORT

     The majority of service, repair and technical support of the Company's products is performed at the Company's headquarters. Under certain circumstances, the Company also provides comprehensive on-site field support to its customers. The Company offers telephone technical support to its domestic customers 24 hours a day, seven days a week and also provides training to its principal customers with respect to its products.

     Most of the Company's products carry a limited warranty of 12 months to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. For each of the past five fiscal years, the Company's warranty expense has been relatively insignificant, representing less than 1.0% of the Company's annual net sales. See Subparagraph d.(ix) of this Item 1--"Factors That May Affect Future Results--Potential Product Recalls and Warranty Expenses."

     (VIII) MANUFACTURING AND SUPPLIERS

     To successfully compete for Telco business, telecommunications equipment manufacturers must offer products which assist Telcos in meeting customer demand for high quality, reliable transmission services. The Company is committed to customer satisfaction in the design and manufacture of its products and maintains comprehensive quality control systems to monitor product and service quality throughout all of its processes. This commitment has resulted in the Company's domestic operations achieving CSQPSM (Customer Supplier Quality Process) and ISO 9001 Registration recognition from Bellcore.

     The Company's domestic manufacturing process consists of several distinct phases: material planning and procurement, assembly, burn-in, testing and quality audit. The Company procures electronic and mechanical components from outside manufacturers and assembles them using a substantially automated production process. Incoming components are subject to quality inspection and testing. In addition, the products manufactured by the Company are tested prior to shipment to customers.

     All of the products offered and sold by the Teltrend Ltd. operations are manufactured by independent contractors, generally pursuant to manufacturing agreements entered into with Teltrend Ltd. These manufacturers have all achieved ISO 9002 recognition, and Teltrend Ltd.'s software products have achieved "Ticket" recognition for quality performance.

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

     The Company's customers typically require delivery of products shortly after an order is placed, which requires the Company to maintain relatively high inventory levels and increases the risk of inventory obsolescence. In addition, certain of the components used by the Company require an order lead time of up to six months and the Company must regularly make advance, non-cancelable commitments to purchase relatively large quantities of such components. The Company continually monitors and reviews its inventories and purchasing practices in an effort to minimize inventory related costs and the risk of obsolescence. See Subparagraph d. (vi) of this Item 1 -- "Factors That May Affect Future Results -- Inventory Levels and Need to Make Advance Purchase Commitments." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     (IX) COMPETITION

     The markets for the Company's products are highly competitive and characterized by rapid technological change, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. With the development of the worldwide telecommunications market and increasing demand for high speed digital transmission over the existing telephone network, many companies have emerged to offer products for these markets. Moreover, the Company expects competition to increase both from existing competitors and from other companies which may enter the Company's existing or future markets. The Company competes for customers on the basis of price, product features, conformance with industry standards and specifications, performance and reliability, technical support and the maintenance of close customer relationships.

     The Company's competitors in the United States and elsewhere are numerous and, in many cases, have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos. The Company's principal competitors with respect to T1 products are Charles Industries, Troncom and Westell, Inc. In addition, because HDSL is easier to provision than traditional T1 service, the Company faces competition with respect to its repeatered T1 products from suppliers of HDSL systems, which is an accepted alternate method of delivering T1 services in the Local Loop. The HDSL market is dominated by PairGain, ADC and ADTRAN. The Company's principal competitor with respect to VF products is Tellabs, Inc. and the domestic market for VF products generally is experiencing decreasing demand as higher speed digital data transmission services become less costly and more widely deployed. The Company's principal competitor with respect to DDS products is ADTRAN. Lucent, Pulse Communications, Inc. ("Pulsecom"), a subsidiary of Hubbell Incorporated, and XEL are the Company's principal competitors with respect to the Company's DLC products. With respect to the Company's ISDN products, the Company's principal competitor is ADTRAN. See Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results--Dependence on T1 Products" and Subparagraph d. (iv) of this Item 1 -- "Factors That May Affect Future Results -- Highly Competitive Industry."

     The Company's principal competitors with respect to its circuit-switched products are Aculab and Telspec. With respect to the Company's pocket-switched products, there are numerous competitors, although the market is dominated by Cisco Systems.

     (X) REGULATION

     The telecommunications industry is subject to regulation in the United States, the United Kingdom and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may adversely impact the Company's sales and operating results. For example, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services, and regulatory policies affecting the terms upon which common carriers conduct their business. These policies are under continuous review and are subject to change. See Subparagraph d. (vii) of this Item 1 -- "Factors That May Affect Future Results--Government Regulation."

     (XI) PROPRIETARY RIGHTS

     The name "Teltrend" is a registered trademark of the Company in the U.S. The Company has also registered six of its product names and has applied for trademark registration for ten additional product identifiers or names in the U.S. The Company has pursued and intends to continue to pursue patent protection of inventions that it considers important to the Company's business and for which such protection is available. The Company presently holds patents on seventeen inventions relating to its products and has thirteen patent applications pending in the U.S. Also, the Company is a party to various agreements (which generally continue for the life of the underlying patent) whereby the Company licenses certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The Company has a registered copyright in the U.S. with respect to a certain software program used in a number of its products. In addition, as part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its key employees and certain suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary rights or that the Company's proprietary rights will preclude competitors from developing products or technology equivalent or superior to the products and technology of the Company. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

     The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. Moreover, a substantial number of the Company's products are intended to plug into telephone network equipment manufactured by third parties, some of which are also competitors of the Company. Such equipment may be originally designed or subsequently modified so that it is incompatible with the Company's existing or future products. Further, intellectual property rights may be associated with certain of such equipment and the Company may not be able to design products so that they do not infringe these rights, or to license such rights on commercially favorable terms.

     (XII)  EMPLOYEES

     As of July 25, 1998, the Company had 519 full-time employees. The Company's future success will depend largely upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

     (XIII) BACKLOG

     At July 25, 1998, the Company's backlog of orders believed to be firm was approximately $3.7 million, compared to approximately $2.1 million at July 26, 1997. The Company believes that backlog is not a meaningful indicator of net sales that can be expected for any future period.

D. FACTORS THAT MAY AFFECT FUTURE RESULTS

     (I)   DEPENDENCE ON T1 PRODUCTS

     The Company's T1 products, which include T1 line and office repeaters and Tl network units, accounted for 48.7%, 55.2% and 53.9% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products. Consequently, the Company's inability to maintain or increase net sales of its T1 products in the future, or to offset any shortfall in sales of such products with sales of other existing or future products, could have a material adverse effect on the Company.

     The Company is facing, and expects to continue to face, increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provide than traditional T1 service, the Company expects that HDSL products will continue to adversely affect the demand for its repeatered T1 products as the cost of HDSL systems declines. If increasing competition or other factors cause the Company to reduce selling prices for its repeatered T1 products (as has recently occurred due to pricing pressure from certain of the Company's customers), there can be no assurance that the Company will be able to increase unit sales volumes of such products or reduce its costs of sales of such products so as to offset in full or in part the reduced revenue and gross profit margin effects of such selling price reductions. See "Reliance on Certain Customers" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (II)  RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. Most of the Company's existing products are designed to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace the installation of copper wireline with the installation of fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. See "-- Dependence on T1 Products." There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company.

     (III)  RELIANCE ON CERTAIN CUSTOMERS

     The Company has historically depended on the RBOCs for substantially all of its net sales and, although the Company's customer base has become less concentrated in the RBOCs as a result of the Teltrend Ltd. acquisition, dependence on the RBOCs for the preponderance of the Company's net sales is likely to continue for the foreseeable future. The Company has no supply agreements with any of the RBOCs which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or to other customers will continue or that the Company's customer base will become materially less concentrated. The RBOCs and most of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. For example, recent negotiations with the RBOCs have resulted in the Company offering reduced prices for selected products. The loss of one or more of the RBOCs as a customer, a further reduction in the number of RBOCs as a result of mergers or consolidations, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company.

     (IV)  HIGHLY COMPETITIVE INDUSTRY

     The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors. Increased competition could lead to reduced gross profit margins and may necessitate increased spending by the Company on product development and sales and marketing in order to remain competitive, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time and will likely be required to do so in the future. See "-- Reliance on Certain Customers." The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by corresponding reductions in product costs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1998 Compared to Fiscal 1997 -- Gross Profit." Many of the Company's competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

     (V)  DEPENDENCE ON CERTAIN SUPPLIERS

     Certain key components which are required to manufacture the Company's products are available from only one source. Such components include the Company's ASICs, which are built to Company specifications, and its PDICs, which are the design and property of the manufacturer from which they are purchased. The Company generally obtains its components on a purchase order basis. Accordingly, there can be no assurance that the Company will be able to continue to obtain sufficient quantities of key components as required or that such components, if obtained, will be available to the Company on commercially favorable terms. Further, certain components require an order lead time of up to six months. Failure by the Company to order sufficient quantities of components in advance could prevent the Company from meeting customer demand for its products.

     The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to do so in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components or products, or to develop alternative sources of such components or alternative contract manufacturing relationships (in the case of Teltrend Ltd.) on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See "-- Reliance on Certain Customers."

     (VI)  INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS

     The Company maintains inventory levels consistent with anticipated customer demand. In addition, at the request of several of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at various locations of such customers. Although the Company believes these arrangements facilitate sales to its customers, they result in higher levels of inventory than are necessary in the absence of such arrangements. Accordingly, there is a risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company.

     (VII)  GOVERNMENT REGULATION

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

     (VIII)  PROPRIETARY RIGHTS AND RISKS OF THIRD-PARTY CLAIMS OF INFRINGEMENT

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

     (IX)  POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES

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

     (X)   POSSIBLE VOLATILITY OF STOCK PRICE

     The Company believes factors such as announcements of new products or technological innovations by the Company or third parties, as well as variations in the Company's results of operations, gain or loss of significant customers, legislative or regulatory changes, changes in analysts' estimates, stock market volatility and other events or factors may cause the market price of the Company's Common Stock to fluctuate significantly.

ITEM 2.    PROPERTIES.

     The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in a facility containing approximately 105,000 square feet located on approximately seven acres of land in St. Charles, Illinois. The Company leases this building under an operating lease arrangement which expires on September 30, 2000. In March 1998, the Company finalized the purchase of another building in St. Charles, Illinois to provide 19,800 square feet of office and lab space for marketing and engineering personnel.

     Teltrend Ltd.'s principal administrative and engineering offices are located in a 16,000 square foot facility in an office complex in Basingstoke, England under two leases which expire in December 2005. Teltrend Ltd. also leases sales and engineering offices in Christchurch, New Zealand (approximately 8,000 square feet under a lease that expires in March 2000, subject to a four-year renewal right) and Beijing, China (approximately 2,000 square feet under a lease that expires in 2007).

     The Company believes that anticipated growth through September 2000 can be accommodated by these facilities and, if necessary, by leasing additional space.

     On March 5, 1997, the Company purchased 22.65 acres of land located in Geneva, Illinois for approximately $1.8 million. The Company purchased the land for the construction of a new office, research and manufacturing facility, but currently has no plans to commence construction of such a facility in fiscal 1999.

ITEM 3.    LEGAL PROCEEDINGS.

     The Company is from time to time involved in various legal proceedings arising in the ordinary course of its business. In addition, the Company has from time to time been notified by others who assert exclusive rights to certain technology. The Company evaluates these claims on a case-by-case basis and enters into licensing arrangements when it appears necessary or desirable to do so. The Company believes the resolution of any pending matters will not materially affect the Company's financial position or results of operations. See Subparagraph d. (viii) of Item 1 -- "Factors That May Affect Future Results -- Proprietary Rights and Risks of Third-Party Claims of

Infringement."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


        No matter was submitted in the fourth quarter of fiscal 1998 to a vote of security holders, through solicitation of proxies or otherwise.


Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Company's annual meeting of stockholders to be held on December 10, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        HOWARD L. KIRBY, JR., PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS--Mr. Kirby has served as the President, the Chief
Executive Officer and a director of the Company since January 1990.   Mr. Kirby
was named Chairman of the Board of Directors in February 1997. Mr. Kirby began his career in the telecommunications industry in 1962 with Collins Radio Company (which subsequently became a part of Rockwell International Corporation ("Rockwell")), where he spent 20 years in various management positions in engineering, marketing and sales. From 1982 to 1984, Mr. Kirby was the Director of Planning and Business Development for U.S. Telephone, now part of Sprint Corporation. In 1984, Mr. Kirby became the Vice President and General Manager at Pulse Communications, Inc. ("Pulsecom"), a subsidiary of Hubbell Incorporated, and held that position until he joined the Company in 1990. Mr. Kirby is 62 years old.

        CRAIG D. ECKERT, SENIOR VICE PRESIDENT, SALES AND BUSINESS DEVELOPMENT--Mr. Eckert joined the Company in June 1998. He has 25 years of experience in the telecommunications industry. He has an extensive background in engineering, marketing and sales with the telephone operating companies, as well as with their vendors, such as NEC, Stromberg-Carlson and NORTEL. Mr. Eckert joined the Company from CenturyTel where as Vice President of Marketing and Sales he was instrumental in the restructuring of the marketing groups and the turnarounds of the Long Distance and Call Center companies. He also led the formation of its Internet Service company. Most recently he was Vice President and CEO of CenturyTel's Call Center Business. Mr. Eckert is 49 years old.

        DOUGLAS P. HOFFMEYER, SENIOR VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER--Mr. Hoffmeyer joined the Company in 1986 and has served as the Company's Vice President, Finance, Secretary and Treasurer since 1988. In October 1998, Mr. Hoffmeyer was appointed Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Hoffmeyer began his career in 1969 with the public accounting firm of Arthur Andersen & Co., where he remained for five years before joining a Chicago-area accounting firm as a partner. Mr. Hoffmeyer is 51 years old.

        JACK C. PARKER, SENIOR VICE PRESIDENT/GENERAL MANAGER, HIGH CAPACITY COMMUNICATIONS PRODUCTS--Mr. Parker joined the Company in September 1996 as the Company's Vice President/General Manager, VF/DLC Products. In May 1997, Mr. Parker was also made Vice President/General Manager, T1/Wireless Products, in addition to the VF and DLC Products. In June 1998, Mr. Parker was appointed Vice President/General Manager of T1/HDSL Products. In October 1998, Mr. Parker was appointed Senior Vice President/General Manager of High Capacity Communications Products. Mr. Parker began his career with Harris Corporation's Aerospace Group in 1969. From 1972 to 1980, Mr. Parker was employed by General Electric's Telecommunications Division (which was later acquired by Wescom Telephone Products ("Wescom"), which was, in turn, later acquired by Rockwell), where he served as an electronic design engineer and supervisor. In 1980, Mr. Parker joined Tellabs Inc. as the Manager of Digital Processing. In 1985, Mr. Parker joined Pulsecom as a Vice President of Engineering, before returning to Harris Corporation as the Vice President of the Loop Systems Business Unit of the Dracon division and later as the Vice President of Engineering. Most recently, Mr. Parker was the Vice President of Engineering and Marketing at Canoga Perkins, a division of Inductotherm Inc. Mr. Parker is 52 years old.

        MICHAEL S. GRZESKOWIAK, VICE PRESIDENT, OPERATIONS--Mr. Grzeskowiak has served as the Company's Vice President, Operations since February 1990. He began his career as an engineer at Western Electric Company (now Lucent) in 1967, supporting the factory and field installations for switching systems. In 1975, he joined Wescom where he held various positions, including Director of Manufacturing, Director of Production Operations and Director of Manufacturing Planning, until he joined the Company in 1990. Mr. Grzeskowiak is 53 years old.

        GILBERT H. HOSIE, VICE PRESIDENT, RBOC SALES--Mr. Hosie has served as Vice President, RBOC Sales since March 1997. Mr. Hosie began his career as a technician for New York Telephone Company in 1964. In 1969, he became District Sales Manager for General Electric Company and held that position for six years. In 1975, Mr. Hosie joined the Wescom division of Rockwell as its Midwest
Regional Manager and remained at Wescom until 1985.   Mr. Hosie joined the
Company in 1985 and served in various sales and marketing positions until he was elected to serve as the Company's Vice President, Sales in August 1994. Mr. Hosie is 57 years old.

        LAURENCE L. SHEETS, VICE PRESIDENT AND CHIEF TECHNICAL OFFICER--Mr. Sheets has served as the Company's Vice President and Chief Technical Officer since March 1997. Mr. Sheets joined Bell Telephone Laboratories ("Bell Labs") as a member of its technical staff in 1966 and left in 1984 as a Distinguished Member of Technical Staff. At that time, Mr. Sheets joined Rockwell (Wescom) where he held various progressive positions, including Manager and later Director of Advanced Technology as well as Director of Engineering. From January 1991 to July 1996, Mr. Sheets was the Vice President, Engineering for the Company. Mr. Sheets is 55 years old.

        JANICE LOLLINI, ASSISTANT VICE PRESIDENT, HUMAN RESOURCES-- Ms. Lollini joined Teltrend in 1995 as Director of Human Resources. In October 1998, Ms. Lollini was appointed Assistant Vice President, Human Resources. She has fifteen years experience in management in the field of human resources, working for both sales and manufacturing organizations, most recently with World Book Educational Products. Ms. Lollini's career began in education, where she taught and worked as a counselor at the college level. Ms. Lollini is 54 years old.

        THEODOR A. MAXEINER, CHIEF ACCOUNTING OFFICER, ASSISTANT VICE PRESIDENT, FINANCE, CONTROLLER, ASSISTANT SECRETARY, AND ASSISTANT TREASURER--Mr. Maxeiner joined the Company as its Accounting Manager in 1985 and has served as the Company's Controller, Assistant Secretary and Assistant Treasurer since 1988. In May 1997, Mr. Maxeiner became the Chief Accounting Officer. Mr. Maxeiner is 53 years old.

        MICHAEL A. SAMOCKI, ASSISTANT VICE PRESIDENT, QUALITY--Mr. Samocki joined Teltrend in 1988 as Senior Quality Engineer. From September 1995 to November 1997 he was the Company's In-Process Quality Manager. He has served as the Company's Assistant Vice President of Quality since November 1997. Mr. Samocki began his career as a quality professional in 1980 at Shure Electronics, and has subsequently held quality staff positions at Mylstar Inc. and Williams Electronics, manufacturers of electronic amusement arcade games. Mr. Samocki has been in the telecommunications industry since 1985 after being employed by Reliable Electric Utility Products (now RELTEC Corporation) at which he held quality management and quality engineering positions. Mr. Samocki is 46 years old.

        MICHAEL BURGESS, MANAGING DIRECTOR OF TELTREND LIMITED-- Mr. Burgess has served as Managing Director of Teltrend Ltd. (formally Securicor 3net Limited) since November 1996 (and was made an officer of Teltrend Inc. in October 1998), having joined the company as Operations Director in July 1994. Mr. Burgess began his career as a telecommunications technician in 1961 with A.E.I. Ltd. In 1967, he commenced his data communications career after joining R.C.A. as a field service engineer. After joining SCICON in 1973 as a field service engineer and having installed the company's data communications network, he became associated with MICOM and was employed in a variety of roles. In 1988, he was appointed Managing Director of Micom-Borer until it was acquired by Tricom in 1989, at which time he was appointed Operations Director. In 1992, he joined Black Box as the International Product Marketing Director, and subsequently joined Securicor 3net. Mr. Burgess is 53 years old.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Market for Company's Securities and Related Matters contained on page 40 of the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The five-year Selected Historical Financial Data and accompanying notes contained on pages 17-18 of the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 19 through 25, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Quantitative and Qualitative Disclosures About Market Risk contained on page 25 of the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     a. The table presenting unaudited quarterly financial data for the Company for the fiscal years ended July 25, 1998 and July 26, 1997 contained on page 39 of the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998 is incorporated herein by reference.

     b. The report of independent auditors, financial statements and notes to financial statements of the Company contained on pages 26 through 39, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998 are herein incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants in fiscal 1998 or 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The section entitled "Election of Directors" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 1998 is incorporated herein by reference. The section entitled "Executive Officers of the Registrant" appearing immediately after Part I of this Report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The section entitled "Executive Compensation" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


a.   (1)  Financial Statements

     The following financial statements of the Company, included in the Company's Annual Report to Stockholders for the fiscal year ended July 25, 1998, are incorporated by reference in Part II, Item 8 of this Report.

Balance Sheets as of July 25, 1998 and July 26, 1997

Statements of Income for the years ended July 25, 1998, July 26, 1997 and July 27, 1996

Statements of Changes in Stockholders' Equity for the years ended July 25, 1998, July 26, 1997 and July 27, 1996

Statements of Cash Flows for the years ended July 25, 1998, July 26, 1997 and July 27, 1996

Notes to Financial Statements

     (2)  Financial Statement Schedules

     Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits

                                 EXHIBIT INDEX


 Exhibit
 Number   Description
 -------  ------------

 2        None.

 3.1      Restated Certificate of Incorporation of Registrant, as amended.(11)

 3.2      Amended and Restated Bylaws of the Registrant.(2)

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, filed January 23, 1997.(11)

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

4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(1)

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(10)

4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.

9      None.

*10.1 Indemnification Agreement, dated June 8, 1995, between the Registrant and Howard L. Kirby, Jr.(1)

*10.2 Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an Indemnification Agreement.(7)

*10.3  Teltrend Inc. 1995 Stock Option Plan.(2)

*10.4 Form of Nonqualified Stock Option Agreement under the Teltrend Inc. 1995 Stock Option Plan.(1)

*10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(7)

*10.6  TI Investors Inc. Stock Option Plan.(2)

*10.7 Forms of Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated August 1, 1994, between Donald G. Bozeman, together with Amended and Restated Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated May 13, 1994, between the Registrant and Donald G. Bozeman.(1)

*10.8  Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(5)

*10.9 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(1)

10.10 Registration Rights and Lock-Up Agreement between the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company, AEA Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

10.11 Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with First Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust Company of New York and the Registrant and Memorandum of Lease, First Amendment to Lease and Ratification of First Amendment to Lease, dated August 29, 1988.(2)

10.12 Second Amendment to Lease, dated September, 1995, between Morgan Guaranty Trust Company of New York and the Registrant.(4)

10.13 Real Estate Sale Agreement, dated August 20, 1996, between the Registrant and Itasca Bank & Trust Co., as Trustee under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.(7)

*10.14 Teltrend 1996 Stock Option Plan.(9)


10.15 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc.(3)

10.16 Third Amendment to Lease between Morgan Guaranty Trust Company of New York and the Registrant.

10.17 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant.

11     None.

12     None.

13     1998 Annual Report to Stockholders.

16     None.

18     None.

21     Subsidiaries of Teltrend Inc.

23     Consent of Ernst & Young LLP.

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

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 18, 1997 (Commission File No. 0-26114).

(4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).

(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997 (Commission File No. 0-26114).

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

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 1998 (Commission File No. 0-26114).

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1997 (Commission File No. 0-26114).

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

b.   Report on Form 8-K

     The Company filed a current report on Form 8-K dated June 1, 1998 reporting under Item 5 thereof the amendment of the Company's Rights Agreement.

     This report contains the following trademarks of the Company, some of which are registered: Teltrend, Connect iQ, Network iQ and CellPak. Any other product or brand names are trademarks, registered trademarks or service marks of their respective companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 1998.


                                      TELTREND INC.


                                      By /s/ Howard L. Kirby, Jr.
                                        ----------------------------
                                        Howard L. Kirby, Jr.
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on October 23, 1998


         SIGNATURE                                 CAPACITY
        -----------                               ----------
/s/  Howard L. Kirby, Jr.             President and Chief Executive Officer and Chairman
-------------------------             of the Board of Directors
Howard L. Kirby, Jr.                  (Principal Executive Officer)

/s/ Douglas P. Hoffmeyer              Sr. Vice President, Finance, Secretary and Treasurer
------------------------              (Principal Financial Officer)
Douglas P. Hoffmeyer

/s/ Frank T. Cary
-----------------                     Director
Frank T. Cary

/s/ Harry Crutcher, III
-----------------------               Director
Harry Crutcher, III

/s/ William R. Delk
-------------------                   Director
William R. Delk

/s/ Donald R. Hollis
--------------------                  Director
Donald R. Hollis

/s/ Susan B. Major
------------------                    Director
Susan B. Major

/s/ Bernard F. Sergesketter
---------------------------           Director
Bernard F. Sergesketter

                                 EXHIBIT INDEX


 Exhibit
 Number   Description
 -------  ------------

 2        None.

 3.1      Restated Certificate of Incorporation of Registrant, as amended.(11)

 3.2      Amended and Restated Bylaws of the Registrant.(2)



 3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, filed January 23, 1997.(11)

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

 4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(1)

 4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

 4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

 4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(10)

 4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.

 9      None.

 *10.1 Indemnification Agreement, dated June 8, 1995, between the Registrant and Howard L. Kirby, Jr.(1)

 *10.2 Schedule of each of the directors and executive officers of the Registrant with whom the Registrant has entered into an Indemnification Agreement.(7)

 *10.3  Teltrend Inc. 1995 Stock Option Plan.(2)

 *10.4 Form of Nonqualified Stock Option Agreement under the Teltrend Inc. 1995 Stock Option Plan.(1)

 *10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(7)

 *10.6  TI Investors Inc. Stock Option Plan.(2)

 *10.7 Forms of Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated August 1, 1994, between Donald G. Bozeman, together with Amended and Restated Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated May 13, 1994, between the Registrant and Donald G. Bozeman.(1)

 *10.8  Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(5)

*10.9 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(1)

10.10 Registration Rights and Lock-Up Agreement between the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company, AEA Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

10.11 Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with First Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust Company of New York and the Registrant and Memorandum of Lease, First Amendment to Lease and Ratification of First Amendment to Lease, dated August 29, 1988.(2)

10.12 Second Amendment to Lease, dated September, 1995, between Morgan Guaranty Trust Company of New York and the Registrant.(4)

10.13 Real Estate Sale Agreement, dated August 20, 1996, between the Registrant and Itasca Bank & Trust Co., as Trustee under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.(7)

*10.14 Teltrend 1996 Stock Option Plan.(9)


10.15 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc.(3)

10.16 Third Amendment to Lease between Morgan Guaranty Trust Company of New York and the Registrant.

10.17 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant.

11     None.

12     None.

13     1998 Annual Report to Stockholders.

16     None.

18     None.

21     Subsidiaries of Teltrend Inc.

23     Consent of Ernst & Young LLP.

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

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 18, 1997 (Commission File No. 0-26114).

(4) Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended July 29, 1995 (Commission File No. 0-26114).

(5) Incorporated by reference to the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders held on December 11, 1997 (Commission File No. 0-26114).

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

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 1998 (Commission File No. 0-26114).

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1997 (Commission File No. 0-26114).

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14(c).