Form 10-Q
period 1998-10-31
TELTREND INC
filed 1998-12-15
CIK 943822

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q
(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1998

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

                              YES  X      NO
                                 ----        ----
         As of December 10, 1998, there were 5,959,384 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding (exclusive of 533,000 shares of treasury stock).

================================================================================

                                  TELTREND INC.



                              INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION                                                                     PAGE NO.

Item 1 --       Consolidated Financial Statements:

                Consolidated Statements of Operations for the quarters
                ended October 31, 1998 and October 25, 1997................................................3

                Consolidated Balance Sheets as of October 31, 1998 and July 25, 1998.......................4

                Consolidated Statements of Cash Flows for the quarters ended
                October 31, 1998 and October 25, 1997......................................................5

                Notes to Consolidated Financial Statements.................................................6

Item 2 --       Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............................................8

Item 3 --       Quantitative and Qualitative Disclosure About Market Risk.................................15

PART II.  OTHER INFORMATION

Item 1 --       Legal Proceedings.........................................................................16

Item 2 --       Changes in Securities and Use of Proceeds ................................................16

Item 3 --       Defaults Upon Senior Securities ..........................................................16

Item 4 --       Submission of Matters to a Vote of Security Holders.......................................16

Item 5 --       Other Information ........................................................................16

Item 6 --       Exhibits and Reports on Form 8-K..........................................................16

SIGNATURE.................................................................................................17

EXHIBIT INDEX.............................................................................................18


                         PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                                 TELTREND INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
             (Amounts in thousands, except earnings per share data)


                                                                             FOR THE QUARTER ENDED

                                                                    October 31, 1998        OCTOBER 25, 1997
                                                                    ----------------        ----------------
      Net sales....................................................      $30,198               $  21,677
      Cost of sales................................................       16,271                  12,291
                                                                       ---------               ---------
      Gross profit.................................................       13,927                   9,386
                                                                       ---------               ---------
      Operating expenses:
        Sales and marketing........................................        3,844                   2,499
        Research and development...................................        4,144                   3,062
        General and administrative.................................        2,239                   1,649
        Purchased in-process research and development..............           --                   3,995
                                                                       ---------               ---------
                                                                          10,277                  11,205
                                                                       ---------               ---------
      Income (loss) from operations................................        3,700                  (1,819)
                                                                       ---------               ---------
      Other income (expense):
        Interest income............................................          349                     389
        Other-net..................................................           48                     (61)
                                                                       ---------               ---------
                                                                             397                     328
                                                                       ---------               ---------

      Income (loss) before income taxes............................        4,097                  (1,491)
      Provision for income taxes...................................        1,566                   1,020
                                                                       ---------               ---------
      Net income (loss)............................................      $ 2,531               $  (2,511)
                                                                       =========               =========

      Net income (loss) per share of
        common stock...............................................    $    0.41               $   (0.39)
                                                                       =========               =========
      Average common shares outstanding............................        6,162                   6,436
                                                                       =========               =========
      Net income (loss) per share of
      common stock--assuming dilution..............................        $0.41                  ($0.39)
                                                                       =========               =========
      Average common shares outstanding--assuming
        dilution...................................................        6,205                   6,542
                                                                       =========               =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 TELTREND INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                               OCTOBER 31,             JULY 25,
                                                                                   1998                  1998
                                                                                   ----                  ----
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $   16,775            $   22,994
    Marketable securities......................................................      5,808                 1,951
    Trade accounts receivable, net of allowance................................     11,159                12,899
    Inventories................................................................     12,472                10,656
    Deferred income taxes......................................................      1,474                 1,474
    Prepaid expenses and other current assets..................................      4,270                 4,367
                                                                                ----------            ----------
                                                                                    51,958                54,341

    Land and buildings.........................................................      3,518                 3,422
    Machinery and equipment....................................................     18,833                18,076
    Leasehold improvements.....................................................      1,314                 1,310
    Accumulated depreciation...................................................    (12,789)              (12,080)
                                                                                ----------            ----------
                                                                                    10,876                10,728

    Deferred income taxes.....................................................       1,705                 1,705
    Intangible assets, net....................................................       4,716                 4,830
    Other assets, net.........................................................         163                   166
                                                                                ----------            ----------
                                                                                $   69,418            $   71,770
                                                                                ==========            ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
    Accounts payable..........................................................  $    6,339            $    6,194
    Accrued expenses..........................................................       8,865                 9,099
    Income taxes payable......................................................       2,046                   690
                                                                                ----------            ----------
                                                                                    17,250                15,983


    Deferred income taxes.....................................................       2,483                 2,483
    Commitments and contingencies.............................................          --                    --

    Stockholders' Equity:
    Common Stock, $0.01 par value, 15,000,000 shares
      authorized and 6,481,990 and 6,462,046 issued and
      5,948,990 and 6,361,046 outstanding, respectively.......................          65                    64
    Additional paid-in capital................................................      99,523                99,520
    Treasury stock............................................................      (7,889)               (1,733)
    Accumulated deficit.......................................................     (42,187)              (44,718)
    Accumulated other comprehensive income....................................         173                    171
                                                                                ----------            ----------
                                                                                    49,685                53,304
                                                                                ----------            ----------
                                                                                $   69,418            $   71,770
                                                                                ==========            ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TELTREND INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)






                                                                         OCTOBER 31,        OCTOBER 25,
                                                                            1998               1997
                                                                            ----               ----

OPERATING ACTIVITIES:
Net income (loss) for period .........................                $    2,531            $  (2,511)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Purchased in-process research and development .....                        --                3,995
   Depreciation and amortization .....................                       893                  713
   Loss (gain) on sale of equipment ..................                        (3)                   7
Changes in certain assets and liabilities:
      Accounts receivable and prepaid expenses .......                     1,827               (2,207)
      Inventories ....................................                    (1,822)                 507
      Accounts payable and accrued expenses ..........                       (77)               3,488
      Income taxes payable ...........................                     1,356                1,185
      Other assets and liabilities ...................                        10                   68
                                                                      ----------            ---------
Net cash provided by operating activities ............                     4,715                5,425

FINANCING ACTIVITIES:
Exercise of common stock options .....................                         4                   --
Purchase of treasury stock ...........................                    (6,156)                  --
                                                                      ----------            ---------
Net cash used for financing activities................                    (6,152)                  --

INVESTING ACTIVITIES:
Capital expenditures .................................                      (965)                (690)
Acquisition of business net of cash acquired .........                        --              (15,673)
(Purchase) redemption of marketable securities .......                    (3,857)               6,951
Proceeds from sale of equipment ......................                        38                   70
                                                                      ----------            ---------
Net cash used for investing activities ...............                    (4,784)              (9,342)
                                                                      ----------            ---------
Effect of exchange rate changes on cash ..............                         2                    2

Net decrease in cash and cash equivalents ............                    (6,219)              (3,915)
Cash and cash equivalents, beginning of period .......                    22,994               11,837
                                                                      ----------            ---------
Cash and cash equivalents, end of period .............                $   16,775            $   7,922
                                                                      ----------            ---------



The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

I.  Basis of Presentation

GENERAL
--------

     The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 25, 1998. The accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. The fiscal year of Teltrend and each of its consolidated subsidiaries (collectively, the "Company") ends on the last Saturday of July each year. All references to "fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "fiscal 1998" refers to the fiscal year ended July 25, 1998 and "fiscal 1999" refers to the fiscal year ending July 31, 1999). Fiscal 1998 had 52 weeks and fiscal 1999 has 53 weeks.

ACQUISITION OF TELTREND LIMITED
-------------------------------

     On September 18, 1997 (the "Acquisition Date"), Teltrend purchased the outstanding shares of Securicor 3net Limited of Basingstoke, England (with operations in the United Kingdom, New Zealand and China) and its U.S. affiliate Securicor 3net Inc. (together "Teltrend Limited") for total acquisition costs of approximately $14.5 million (net of the post-closing adjustment in the second quarter of fiscal 1998). Teltrend Limited is a telecommunication equipment and software company having annualized revenues in excess of $15 million. The transaction was accounted for as a purchase and therefore the results of Teltrend Limited since the Acquisition Date are included with the results of Teltrend. The purchase price was allocated to identifiable tangible and intangible assets, including purchased in-process research and development, on the basis of fair values as determined by an independent appraisal. The value of purchased in-process research and development was determined by estimating the projected net cash flows relating to products under development and discounting such cash flows to their net present values. Purchased in-process research and development assets of approximately $4 million were written off in the first quarter of fiscal 1998.

II. Marketable Securities

     At October 31, 1998, the Company had marketable securities of $5.8 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at October 31, 1998 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.

III. INVENTORIES (IN THOUSANDS)


                                    ----------------------- --------------------
                                           OCTOBER 31,             JULY 25,
                                               1998                  1998
                                    ----------------------- --------------------
       Raw materials . . . . . . .          $ 6,416                $ 6,052
                                    ----------------------- --------------------
       Work-in-process . . . . . .            1,681                  1,795
                                    ----------------------- --------------------


                                    ----------------------- --------------------
       Finished goods . . . . . . .         $ 4,375                $ 2,809
                                            =======                =======
                                    ----------------------- --------------------
                                            $12,472                $10,656

                                    ----------------------- --------------------

IV. EARNINGS PER SHARE

     In January 1998, the Company adopted FASB Statement No. 128, "Earnings Per Share," requiring dual presentation of basic and diluted income per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. EPS amounts for all periods have been presented and, where necessary, restated to conform to FASB Statement 128 requirements.


     The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands of dollars, except share and per share data).

                                                             -------------------------------------------
                                                                        FOR THE QUARTER ENDED
                                                             -------------------------------------------

                                                                OCTOBER 31, 1998     OCTOBER 25, 1997
                                                             --------------------- ---------------------
Numerator:
Net income ...........................................         $     2,531             $     (2,511)
                                                             --------------------- -------------------
Denominator:
Weighted average shares outstanding ..................           6,162,081                6,436,321
Effect of dilutive stock options .....................              42,961                  105,563
                                                             --------------------- -------------------
Weighted average shares outstanding
 -assuming dilution ..................................           6,205,042                6,541,884
                                                             --------------------- -------------------
Net income per share .................................         $      0.41                 $  (0.39)
                                                             --------------------- -------------------
Net income per share
- assuming dilution ..................................         $      0.41                 $  (0.39)
                                                             -------------------- --------------------


V. COMPREHENSIVE INCOME

     As of July 26, 1998, the Company adopted FASB Statement 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income, which, prior to adoption, were reported separately in stockholders' equity.

     Total comprehensive income (loss) and its components, net of related tax, for the first quarter of fiscal 1999 and 1998 are as follows (in thousands):

                                                                 FOR THE QUARTER ENDED

                                                             OCTOBER 31,        OCTOBER 25,
                                                                1998               1997
                                                                ----               ----


        Net income (loss) ............................         $  2,531          $ (2,511)
        Foreign currency translation adjustment ......                2                70
                                                               ========          ========
        Comprehensive income (loss) ..................         $  2,533          $ (2,441)


     Foreign currency translation adjustment is the only component of accumulated other comprehensive income at October 31, 1998 and October 25, 1997, respectively.

VI.  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments and Related Information." The Company is managed in two operating segments: the United States; and Europe and the Far East. Operations in Europe and the Far East were acquired in the first quarter of fiscal 1998. The first quarter of fiscal 1998 includes a $4 million charge to write off the portion of the purchase price for these operations allocated to in-process research and development.

                                      QUARTER ENDED OCTOBER 31, 1998                 QUARTER ENDED OCTOBER 25, 1997
                                      ------------------------------                 ------------------------------
                               NET SALES      INCOME BEFORE      NET INCOME      NET SALES      LOSS BEFORE     NET LOSS
(Dollars in thousands)                            TAXES                                        INCOME TAXES

United States.................  $ 24,321         $ 3,600           $ 2,218       $ 20,459         $ 3,313        $ 2,054
Europe, Far East..............     5,877             497               313          1,218          (4,804)        (4,565)
                               =========        ========         =========      =========       =========       ========
Total                           $ 30,198         $ 4,097           $ 2,531       $ 21,677        ($ 1,491)       $(2,511)

     Operations listed in Europe and the Far East are comprised of operations in the United Kingdom, New Zealand and China.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other portions of this Quarterly Report on Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things:
(i) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (ii) the Company's expectations regarding the upcoming year 2000. These forward-looking statements are identified by their use of such terms and phrases as "believes," "anticipates," "planned," "will" and "expects," are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers;
(ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Quarterly Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See also "Factors That May Affect Future Results" below.

THE TELTREND LIMITED ACQUISITION

     On September 18, 1997 (the "Acquisition Date") the Company acquired all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England (with operations in the United Kingdom, New Zealand and China) and its U.S. affiliate Securicor 3net Inc. (together, "Teltrend Limited"). The acquisition of Teltrend Limited was accounted for as a purchase. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of Teltrend Limited since the Acquisition Date. As used herein, the term "Company" or "Teltrend" refers to Teltrend Inc. and its wholly-owned subsidiaries, collectively, which include Teltrend Limited (and its wholly-owned subsidiaries) from and after the Acquisition Date.

GENERAL

     Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited has expanded the Company's markets and product lines. With the addition of Teltrend Limited, the Company is now a leading developer of Integrated Services Digital Network ("ISDN") products for communications equipment and service providers and also supplies local area network ("LAN") internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.

     The Company's principal products are as follows: (i) High Capacity communications products, which include T1 line and office repeaters and T1 network interface units, CellPak(TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HSDL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; (ii) Digital Loop Carrier and Voice Frequency products ("DLC/VF"), which includes a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products; (iii) ISDN/DDS products, which include ISDN and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units, an ISDN mini-bank; and (iv) Circuit Switched products (network interfacing and conversion products) and Packet Switched products (a line of routers).

RESULTS OF OPERATIONS

     NET SALES. Net sales for the first quarter of fiscal 1999 increased 39.3%, or approximately $8.5 million, to approximately $30.2 million, from approximately $21.7 million in the first quarter of fiscal 1998. The increase in net sales was the result of increases in the unit volume sales of all product categories. Unit volume sales of Circuit Switched products, High Capacity products, Channelized products and Packet Switched products in the first quarter of fiscal 1998 increased by $4.1 million, $2.2 million, $1.7 million and $0.6 million, respectively, over the prior year quarter. In addition, the first quarter of fiscal 1999 had 14 weeks compared with the first quarter of fiscal 1998 which had 13 weeks.

     The increase in sales of the Company's High Capacity products was caused primarily by an increase in unit volume sales of the Company's T1 CPE products and to a lesser extent by increases in sales of CellPak(TM), HDSL and intelligent T1 repeater products. Strong demand was exhibited for both the T1 CPE Network Interface Units ("NIUs") and associated mountings during the quarter. For T1 repeaters, a decrease in the sales of intelligent line repeaters was more than offset by strong demand for office repeaters (which are primarily deployed in conjunction with fiber-optic installations).

     Sales of the Company's Channelized products (which include the Company's ISDN/DDS and DLC/VF products) increased due primarily to an increase in sales of DDS products and, to a lesser extent, to an increase in sales of ISDN and VF products. These increases were partially offset by a decline in DLC product sales. The DDS sales gains were primarily the result of shipments of a DDS NIU module introduced in the second half of fiscal 1998.

     The Company's Circuit Switched products are primarily telephone protocol conversion products and the Company's Packet Switched products are primarily router products. These products are currently sold through Teltrend Limited, which has offices in the United Kingdom, New Zealand and China. The Company acquired Teltrend Limited in September 1997. Accordingly, the increase in unit volume sales of both product categories was due to the inclusion in the Company's total operating results of five weeks of Teltrend Limited sales for the first quarter fiscal 1998 results compared to 14 weeks of sales for the first quarter of fiscal 1999.

GROSS PROFIT. Gross profit in the first quarter of fiscal 1999 increased 48.4%, or approximately $4.5 million, to approximately $13.9 million, from approximately $9.4 million for the first quarter of fiscal 1998. Gross profit margin for the first quarter of fiscal 1999 increased to 46.1%, from 43.3% for the first quarter of fiscal 1998. The increase in gross profit and gross profit margin was primarily attributable to the inclusion of 14 weeks of Teltrend Limited operating results in the Company's total operating results for the first quarter fiscal 1999 compared to five weeks of Teltrend Limited operating results for the first quarter of fiscal 1998. Teltrend Limited products, on average, carry a higher gross profit margin than the Company's other products. To a lesser extent, the increase in gross profit and gross profit margin was also due to the Company's ability to spread fixed manufacturing and overhead costs over a larger revenue base.

     The Company has experienced increased pressure from certain customers to reduce product prices. The Company believes that price concessions offered to certain customers, along with the likelihood of the need to grant further price concessions to customers during the remainder of fiscal 1999, will result in a material reduction in the Company's gross profit margin for the remainder of fiscal 1999 from the level achieved in the first quarter.

SALES AND MARKETING. Sales and marketing expenses in the first quarter of fiscal 1999 increased 53.8%, or approximately $1.3 million, to approximately $3.8 million, from approximately $2.5 million for the first quarter of fiscal 1998, and, as a percentage of net sales, increased to 12.7% in the first quarter of fiscal 1999, from 11.5% in the first quarter of fiscal 1998. These increases were due primarily to the inclusion of 14 weeks of Teltrend Limited sales and marketing expenses for the first quarter of fiscal 1999 compared with five weeks of comparable expenses for the first quarter of fiscal 1998. Historically, Teltrend Limited's sales and marketing expenses as a percentage of Teltrend Limited's net sales have been higher than Teltrend Inc.'s sales and marketing expenses as a percentage of Teltrend Inc.'s net sales. In addition, commissions and professional service expenses were higher in the first quarter of fiscal 1999 for Teltrend Inc. than in the comparable period of fiscal 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of fiscal 1999 increased 35.3%, or approximately $1.1 million, to approximately $4.1 million, from approximately $3.1 million in the first quarter of fiscal 1998. The increase was due primarily to the inclusion of 14 weeks of Teltrend Limited research and development expenses for the first quarter of fiscal 1999 compared with five weeks of comparable expenses for the first quarter of fiscal 1998. In addition the Company experienced increases in salaries for newly hired personnel and increased expenses associated with certain engineering testing services. In the first quarter of fiscal 1998, the Company also recorded a charge of $4.0 million, immediately after the acquisition of Teltrend Limited, to write off the portion of the purchase price allocated to in-process research and development. As a percentage of total net sales, research and development expenses decreased to 13.7% in the first quarter of fiscal 1999, from 14.1% in the first quarter of fiscal 1998 due to the Company's ability to spread these expenses across a larger revenue base.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the first quarter of fiscal 1999 increased 35.8%, or approximately $0.6 million, to approximately $2.2 million, from approximately $1.6 million in the first quarter of fiscal 1998. The increase was due primarily to the inclusion of 14 weeks of Teltrend Limited general and administrative expenses for the first quarter fiscal 1999 compared with five weeks of comparable expenses for the first quarter of fiscal 1998. As a percentage of total net sales, general and administrative expenses decreased to 7.4% in the first quarter of fiscal 1999, from 7.6% in the first quarter of fiscal 1998 due to the Company's ability to spread these expenses across a larger revenue base.

OTHER INCOME. Other income for the first quarter of fiscal 1999 was approximately $0.4 million compared to approximately $0.3 million for the first quarter of fiscal 1998. The interest income component of other income (primarily derived from interest earned on cash equivalents and marketable securities) declined primarily due to cash expended for the purchase of Teltrend Limited and treasury shares. Another component of other income, exchange rate fluctuations, contributed to income during the first quarter of fiscal 1999 but was an expense item for the comparable period in fiscal 1998.

INCOME TAXES. A provision for income taxes of approximately $1.6 million was recorded for the first quarter of fiscal 1999 compared to approximately $1.0 million for the first quarter of fiscal 1998. The provision for the first quarter of fiscal 1998 recognized that a write-off of purchased in-process research and development made during that quarter would, for the most part, not be deductible in that fiscal year. The increase in the income tax provision is principally a function of the change in the level of the Company's net income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1998, the Company had no long-term indebtedness and had working capital of approximately $34.7 million, which included cash and cash equivalents of approximately $16.8 million and marketable securities of approximately $5.8 million. The decrease in working capital from approximately $38.4 million at the end of fiscal 1998 was due primarily to the purchase of approximately $6.2 million of treasury stock.

     Cash used for capital expenditures was approximately $1.0 million for the first quarter of fiscal 1999 compared to approximately $0.7 million for the first quarter of fiscal 1998. Most of the capital expenditures for both years were for the purchase of manufacturing test equipment and engineering equipment.

     As of October 31, 1998, the Company had net trade accounts receivable of approximately $11.2 million, compared to approximately $12.9 million as of the end of fiscal 1998. Inventories as of the end of the first quarter of fiscal 1999 totaled approximately $12.5 million compared to $10.7 million at the end of fiscal 1998. Inventory levels increased primarily a result of the anticipated introduction of certain new products.

     The Company maintains a credit facility (the "Bank Facility"), which provides up to $15.0 million on an unsecured basis for working capital financing. There are no amounts presently outstanding under the Bank Facility. Borrowings under the Bank Facility will mature on July 31, 2001 and bear interest at a floating rate based on LIBOR or the prime rate offered by the lender from time to time. The terms of the Bank Facility prohibit the Company from declaring and paying dividends in any fiscal year which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year.

     On March 3, 1998, the Company's Board of Directors authorized the purchase of up to $8.0 million of the Company's Common Stock. As of October 31, 1998, the Company had purchased 533,000 shares of Common Stock at a cost of approximately $7.9 million pursuant to this authorization.

     On October 26, 1998, the Company's Board of Directors authorized the purchase of up to an additional $8.0 million of Common Stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and if made, will be financed with existing cash and cash equivalents, marketable securities and cash from operations. As of December 8, 1998, the Company had not purchased any shares of Common Stock under this authorization.

  The Company expects that existing cash and cash equivalents, marketable securities, and cash from operations, plus available borrowings under the Bank Facility, will be adequate to fund the Company's working capital needs for the foreseeable future.

YEAR 2000 ISSUES

     Many currently installed computer systems, software and date-sensitive equipment at companies around the world are coded to record years in a two-digit format. Without modification, these systems and software will be unable to appropriately interpret or recognize dates beyond the calendar year 1999 (the "Year 2000 issue"). The Year 2000 issue could result in system failures or miscalculations causing disruptions in business operations worldwide (including, without limitation, disruptions in order processing, invoicing, manufacturing and similar functions).

     The Company has reviewed its current product offerings and has determined that all such products which are date sensitive are Year 2000 compliant.

     The Company's ongoing project to address internal Year 2000 issues consists essentially of three phases: assessment of the Company's systems and equipment in order to determine which need to be updated or replaced and analysis of how to accomplish this; remediation or replacement of the Company's non-compliant systems and equipment; and validation testing. The Company's assessment of its internal systems and equipment has included its information technology ("IT") systems, as well as its non-IT systems and equipment (e.g., its facilities, manufacturing and test equipment containing microprocessors or other similar circuitry, etc.).

     The Company has substantially completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company has determined that certain of its IT systems need to be upgraded or replaced to address Year 2000 issues. With respect to the Company's U.S. operations, the Company believes that all necessary upgrades of its IT systems have been completed or will be completed by December 31, 1998. Such upgrades are generally covered by service contracts previously entered into by the Company in the ordinary course of business and thus have been or are expected to be accomplished without material cost to the Company. The Company also believes that a portion of Teltrend Limited's IT systems will need to be upgraded or replaced to address Year 2000 issues (including Teltrend Limited's financial accounting system and general office software). It is presently anticipated that these replacements and upgrades will be completed by June 30, 1999 at a total estimated cost of $250,000 (of which approximately $35,000 has already been incurred). Validation testing is being conducted as systems are upgraded and replaced.

     The Company has completed the majority of the assessment and analysis of its internal non-IT systems and equipment to determine the potential costs and scope of any Year 2000 issues. Based on this assessment and analysis to date, the Company is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment. Because, however, the Company is still in the process of analyzing whether any Year 2000 issues exist with respect to certain key manufacturing and test equipment, there can be no assurance that the Company will not experience a material adverse effect due to Year 2000 issues affecting this equipment. The Company anticipates completing its assessment and analysis of this equipment by December 31, 1998. Remediation and validation testing will be planned and scheduled as necessary based on the outcome of this review.

     In addition, the Company is in the process of making inquiries of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have any Year 2000 issues that will materially and adversely impact the Company. In the course of these inquiries, which to date have focused on the Company's key U.S. customers and suppliers, the Company has not been made aware of any material Year 2000 issues which would adversely affect the Company. The Company expects to complete a survey of all such third parties by December 31, 1998.

     Based upon the Company's review of its internal systems and equipment and the current status of the Company's survey of third parties with whom it has material business relationships, the Company has not identified any material risks related to or, except as set forth above, costs to address Year 2000 issues. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 problems.

     The Company intends to continue the review, remediation and testing of its Year 2000 status and, to the extent necessary, it will develop Year 2000 contingency plans for critical business processes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON T1 PRODUCTS

     The Company's T1 products, which include T1 line and office repeaters and T1 network units, accounted for 48.7%, 55.2% and 53.9% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products. Consequently, the Company's inability to maintain or increase net sales of its T1 products in the future, or to offset any shortfall in sales of such products with sales of other existing or future products, could have a material adverse effect on the Company.

     The Company is facing, and expects to continue to face, increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provide than traditional T1 service, the Company expects that HDSL products will continue to adversely affect the demand for its repeatered T1 products as the cost of HDSL systems declines. If increasing competition or other factors cause the Company to reduce selling prices for its repeatered T1 products (as has recently occurred due to pricing pressure from certain of the Company's customers), there can be no assurance that the Company will be able to increase unit sales volumes of such products or reduce its costs of sales of such products so as to offset in full or in part the reduced revenue and gross profit margin effects of such selling price reductions. See "Reliance on Certain Customers."

RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. Most of the Company's existing products are designed to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace the installation of copper wireline with the installation of fiber optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. See "Dependence on T1 Products." There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company.

RELIANCE ON CERTAIN CUSTOMERS

     The Company has historically depended on the RBOCs for substantially all of its net sales and, although the Company's customer base has become less concentrated in the RBOCs as a result of the Teltrend Limited acquisition, dependence on the RBOCs for the preponderance of the Company's net sales is likely to continue for the foreseeable future. The Company has no supply agreements with any of the RBOCs which establish minimum purchase commitments and there can be no assurance that sales of the Company's products to the RBOCs or to other customers will continue or that the Company's customer base will become materially less concentrated. The RBOCs and most of the Company's other customers are significantly larger than, and are able to exert a high degree of influence over, the Company. For example, recent negotiations with the RBOCs have resulted in the Company offering reduced prices for selected products. The loss of one or more of the RBOCs as a customer, a further reduction in the number of RBOCs as a result of mergers or consolidations, or a failure or delay in the deployment of the Company's products by the RBOCs could materially and adversely affect the Company.

HIGHLY COMPETITIVE INDUSTRY

     The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors. Increased competition could lead to reduced gross profit margins and may necessitate increased spending by the Company on product development and sales and marketing in order to remain competitive, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time and will likely be required to do so in the future. See "Reliance on Certain Customers." The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by corresponding reductions in product costs. Many of the Company's competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

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

     The Company has been able to adjust its order lead times and/or promised delivery dates to avoid material delivery delays of its products. However, there can be no assurance that the Company will be able to do so in the future. Under certain of the Company's supply contracts, a delay in the delivery of products would permit the customer to cancel the purchase order or, in limited circumstances, assess a late delivery charge. In addition, late deliveries could adversely affect the Company's ability to obtain additional sales from a particular customer. The Company's inability to obtain sufficient quantities of key components or products, or to develop alternative sources of such components or alternative contract manufacturing relationships (in the case of Teltrend Limited) on commercially favorable terms if and as required in the future, could result in delays or reductions in product shipments or could otherwise have a material adverse effect on the Company's customer relationships and, consequently, on its business, results of operations and financial condition. See "Reliance on Certain Customers."

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     There have been no material changes to the information regarding market risk included in the Company's Annual Report on Form 10-K for the fiscal year ended July 25, 1998.

                           PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS
---------------------------

     The Company is from time to time involved in various legal proceedings arising in the ordinary course of its business. In addition, the Company has from time to time been notified by others who assert exclusive rights to certain technology. The Company evaluates these claims on a case-by-case basis and enters into licensing arrangements when it appears necessary or desirable to do so. The Company believes the resolution of any pending matters will not materially affect the Company's financial position or results of operations. See "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Proprietary Rights and Risks of Third-Party Claims of Infringement."

ITEM 2 --  CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------------------------------------

     The terms of the Bank Facility prohibit the Company from declaring and paying any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

     Not Applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matter was submitted in the first quarter of fiscal 1999 to a vote of security holders, through solicitation of proxies or otherwise.

ITEM 5 --  OTHER INFORMATION
----------------------------

     The Company's 1998 Annual Meeting of Stockholders was held on December 10, 1998 for the purpose of (i) electing directors; (ii) ratifying the action of the Company's Board of Directors in appointing Ernst & Young LLP as the Company's independent auditors for fiscal 1998; and (iii) transacting such other business properly brought before the meeting. The meeting proceeded and the holders of the Company's Common Stock elected the following persons to the Company's Board of Directors: (a) Howard L. Kirby, Jr., by a vote of 5,694,908 votes cast for and 8,900 votes withheld; (b) Susan B. Major, by a vote of 5,695,173 votes cast for and 8,635 votes withheld; (c) Frank T. Cary, by a vote of 5,691,173 votes cast for and 12,635 votes withheld; (d) Harry Crutcher III, by a vote of 5,694,908 votes cast for and 8,935 votes withheld; (e) William R. Delk, by a vote of 5,695,573 votes cast for and 8,235 votes withheld; (f) Donald R. Hollis, by a vote of 5,695,473 votes cast for and 8,335 votes withheld; and (g) Bernard
F. Sergesketter, by a vote of 5,695,273 votes cast for and 8,535 votes withheld. The holders of the Company's Common Stock also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1999 by a vote of 5,698,818 votes cast for ratification, 3,165 votes cast against ratification and 1,825 abstentions.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

  (a)     Exhibits:

          The exhibits filed herewith are listed in the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q.

  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 15, 1998
                                              TELTREND INC.



                                              By  /s/ Douglas P.Hoffmeyer
                                                 -------------------------------
                                                      Douglas P. Hoffmeyer
                                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number      Description
------------------------

2           None.

3.1         Restated Certificate of Incorporation of Registrant, as amended.(11)

3.2         Amended and Restated Bylaws of the Registrant.(2)

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, filed January 23,1997.(11)

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

4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(1)

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(10)

4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.(12)

4.9 Second Amendment to Credit Agreement, dated as of December 1, 1998, between the Registrant and LaSalle National Bank.

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

10.4        Form of Nonqualified Stock Option Agreement under the Teltrend Inc.
            1995 Stock Option Plan.(1)

10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(7)

10.6        TI Investors Inc. Stock Option Plan.(2)

10.7 Forms of Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated August 1, 1994, between Donald G. Bozeman, together with Amended and Restated Nonqualified Stock Option Agreement under the TI Investors Inc. Stock Option Plan, dated May 13, 1994, between the Registrant and Donald G. Bozeman.(1)

10.8        Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(5)

10.9 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(1)

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

10.13 Real Estate Sale Agreement, dated August 20, 1996, between the Registrant and Itasca Bank & Trust Co., as Trustee under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.(7)

10.14       Teltrend 1996 Stock Option Plan.(9)

10.15 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc.(3)

10.16 Third Amendment to Lease between Morgan Guaranty Trust Company of New York and the Registrant.(12)

10.17 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant.(12)

11          None.

18          None.

23          None

24          None.

27          Financial Data Schedule.

99          None.
---------------------------------

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

     (10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 1998 (Commission File No. 0-26114).

     (11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1997 (Commission File No. 0-26114).

     (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 25, 1998 (Commission File No. 0-26114).