Form 10-Q
period 1999-01-30
TELTREND INC
filed 1999-03-16
CIK 943822

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended January 30, 1999

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

         As of March 10, 1999, there were 5,856,037 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding (exclusive of 643,000 shares of treasury stock).


          ------------------------------------------------------------

                                  TELTREND INC.

                               INDEX TO FORM 10-Q
                               ------------------

PART I.  FINANCIAL INFORMATION                                                                           PAGE NO.
------------------------------                                                                          --------

Item 1 --  Consolidated Financial Statements:

           Consolidated  Statements  of  Operations  for the  quarters  and the  six-month periods ended January 30, 1999 and January 24, 1998.............................................3

           Consolidated Balance Sheets as of January 30, 1999 and July 25, 1998............................4

           Consolidated  Statements of Cash Flows for the six-month  periods ended January
           30, 1999 and January 24, 1998...................................................................5

           Notes to Consolidated Financial Statements......................................................6

Item 2 --  Management's Discussion and Analysis of Financial Condition and Results of Operations...........9

Item 3 --  Quantitative and Qualitative Disclosure About Market Risk......................................17

PART II.  OTHER INFORMATION
--------  -----------------

Item 1 --  Legal Proceedings..............................................................................18

Item 2 --  Changes in Securities and Use of Proceeds .....................................................18

Item 3 --  Defaults Upon Senior Securities............................................................... 18

Item 4 --  Submission of Matters to a Vote of Security Holders............................................18

Item 5 --  Other Information............................................................................. 18

Item 6 --  Exhibits and Reports on Form 8-K...............................................................18

SIGNATURE.................................................................................................19

EXHIBIT INDEX.............................................................................................20


                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
------------------------------

                                  TELTREND INC.
                                  -------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)
             (Amounts in thousands, except earnings per share data)


                                                            FOR THE QUARTER ENDED               FOR THE SIX MONTHS ENDED
                                                            ---------------------               ------------------------

                                                         JANUARY 30,        JANUARY 24,       JANUARY 30,       JANUARY 24,
                                                         -----------       ------------      ------------     -------------
                                                              1999              1998             1999                1998
                                                              ----              ----             ----                ----

Net sales .................................                $  24,436         $  22,817        $  54,634          $  44,494
Cost of sales .............................                   13,234            12,448           29,505             24,739
                                                           ---------         ---------        ---------          ---------
Gross profit ..............................                   11,202            10,369           25,129             19,755
                                                           ---------         ---------        ---------          ---------

Operating expenses:
   Sales and marketing ....................                    3,501             3,282            7,345              5,781
   Research and development ...............                    3,748             3,677            7,893              6,740
   General and administrative..............                    2,188             1,787            4,427              3,436
   Purchased in-process research
   and development.........................                     --                --               --                3,995
                                                           ---------         ---------        ---------          ---------
                                                               9,437             8,746           19,665              9,952
                                                           ---------         ---------        ---------          ---------
Income (loss) from operations .............                    1,765             1,623            5,464               (197)
                                                           ---------         ---------        ---------          ---------
Other income (expense):
   Interest income ........................                      277               308              626                697
   Other-net ..............................                     (247)             (429)            (199)              (490)
                                                           ---------         ---------        ---------          ---------
                                                                  30              (121)             427                207
                                                           ---------         ---------        ---------          ---------

Income before income taxes ................                    1,795             1,502            5,891                 10
Provision for income taxes ................                      685               639            2,251              1,659
                                                           ---------         ---------        ---------          ---------
Net income (loss) .........................                $   1,110         $     863        $   3,640          ($  1,649)
                                                           =========         =========        =========          =========
Net income (loss) per share of
   common stock ...........................                $    0.19         $    0.13        $    0.60          ($   0.26)
                                                           =========         =========        =========          =========
Average common shares outstanding .........                    5,958             6,438            6,064              6,437
                                                           =========         =========        =========          =========
Net income (loss) per share of
    common stock--assuming dilution .......                $    0.18         $    0.13        $    0.59          ($   0.26)
                                                           =========         =========        =========          =========
Average common shares outstanding--assuming
dilution ..................................                    6,160             6,539            6,143              6,437
                                                           =========         =========        =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TELTREND INC.
                                  -------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       JANUARY 30, 1999    JULY 25, 1998
                                                       ----------------    -------------
ASSETS
-------
Current Assets:
   Cash and cash equivalents ...........................   $  19,301         $  22,994
   Marketable securities ...............................       3,857             1,951
   Trade accounts receivable, net of allowance .........      10,384            12,899
   Inventories .........................................      11,867            10,656
   Deferred income taxes ...............................       1,474             1,474
   Prepaid expenses and other current assets ...........       4,068             4,367
                                                           ---------         ---------
                                                              50,951            54,341

   Land and building ...................................       3,549             3,422
   Machinery and equipment .............................      19,305            18,076
   Leasehold improvements ..............................       1,316             1,310
   Accumulated depreciation ............................     (13,463)          (12,080)
                                                           ---------         ---------
                                                              10,707            10,728

   Deferred income taxes ...............................       1,868             1,705
   Intangible assets, net ..............................       4,602             4,830
   Other assets, net ...................................         159               166
                                                           ---------         ---------
                                                           $  68,287         $  71,770
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable ....................................   $   3,795         $   6,194
   Accrued expenses ....................................      10,015             9,099
   Income taxes payable ................................         738               690
                                                           ---------         ---------
                                                              14,548            15,983

   Deferred income taxes ...............................       2,353             2,483
   Commitments and contingencies .......................          --                --

Stockholders' Equity:
   Common Stock, $0.01 par value, 15,000,000 shares
       authorized and 6,496,602 and 6,462,046 issued and
       5,963,602 and 6,361,046 outstanding, respectively          65                64
   Additional paid-in capital ..........................      99,861            99,520
   Treasury stock ......................................      (7,889)           (1,733)
   Accumulated deficit .................................     (41,078)          (44,718)
   Accumulated other comprehensive income ..............         427               171
                                                           ---------         ---------
                                                              51,386            53,304
                                                           ---------         ---------
                                                           $  68,287         $  71,770
                                                           =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TELTREND INC.
                                  -------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                JANUARY 30, 1999     JANUARY 24, 1998
                                                                                ----------------     ----------------
OPERATING ACTIVITIES:
Net income (loss) for period ...............................................        $    3,640         ($   1,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Purchased in-process research and development ...........................                --              3,995
   Depreciation and amortization ...........................................             1,820              1,608
   Loss on sale of equipment ...............................................               100                 14
   Deferred Income taxes ...................................................              (293)               481
Changes in certain assets and liabilities:
   Accounts receivable and prepaid expenses ................................             2,903             (2,444)
   Inventories .............................................................            (1,223)             2,305
   Accounts payable and accrued expenses ...................................            (1,495)              (267)
   Income taxes payable ....................................................                48               (330)
   Other assets and liabilities ............................................               207                363
                                                                                    ----------         ----------
Net cash provided by operating activities ..................................             5,707              4,076


FINANCING ACTIVITIES:
Exercise of common stock options ...........................................               342                 78
Purchase of treasury stock .................................................            (6,156)                --
                                                                                    ----------         ----------
Net cash provided by (used for) financing activities .......................            (5,814)                78


INVESTING ACTIVITIES:
Capital expenditures .......................................................            (1,773)            (1,523)
Acquisition of business net of cash acquired ...............................                --            (14,373)
Purchase of marketable securities ..........................................            (3,857)                --
Proceeds from sale of marketable securities ................................             1,951             11,902
Proceeds from sale of equipment ............................................                97                 88
Other investing activities .................................................                --                (98)
                                                                                    ----------         ----------
Net cash used for investing activities .....................................            (3,582)            (4,004)

Effect of exchange rate changes on cash ....................................                (4)                 5

Net increase (decrease) in cash and cash equivalents .......................            (3,693)               155
Cash and cash equivalents, beginning of period .............................            22,994             11,837
                                                                                    ----------         ----------
Cash and cash equivalents, end of period ...................................        $   19,301         $   11,992
                                                                                    ----------         ----------



The accompanying notes are an integral part of these consolidated financial statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

I.   BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 25, 1998. The accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended January 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. The fiscal year of Teltrend and each of its consolidated subsidiaries (collectively, the "Company") ends on the last Saturday of July each year. All references to "fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "fiscal 1998" refers to the fiscal year ended July 25, 1998 and "fiscal 1999" refers to the fiscal year ending July 31, 1999). Fiscal 1998 had 52 weeks and fiscal 1999 has 53 weeks.


II.   MARKETABLE SECURITIES

         At January 30, 1999, the Company had marketable securities of $3.9 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at January 30, 1999 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.


III.   INVENTORIES (IN THOUSANDS)


               ----------------------------------------------------------------------------------
                                                                 JANUARY 30,              JULY 25,
                                                                    1999                   1998
               ----------------------------------------------------------------------------------
               Raw materials . . . . . . .                         $5,961                $ 6,052
               ----------------------------------------------------------------------------------
               Work-in-process . . . . . .                          1,969                  1,795
               ----------------------------------------------------------------------------------
               Finished goods . . . . . . .                        $3,937                $ 2,809
                                                                   ======                =======
               ----------------------------------------------------------------------------------
                                                                  $11,867                $10,656
               ----------------------------------------------------------------------------------


IV.   EARNINGS PER SHARE

         In January 1998, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requiring dual presentation of basic and diluted income per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. EPS amounts for all periods have been presented and, where necessary, restated to conform to SFAS 128 requirements.

         The following table sets forth the computation of basic and diluted income (loss) per share (dollars in thousands, except per share data).


--------------------------------------------------------------------------------------------------------------------
                                                       FOR THE QUARTER ENDED             FOR SIX MONTHS ENDED
--------------------------------------------------------------------------------------------------------------------
                                                   JANUARY 30,      JANUARY 24,     JANUARY 30,      JANUARY 24,
                                                       1999             1998            1999             1998
--------------------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss)...............................       $1,110            $863            $3,640          ($1,649)
--------------------------------------------------------------------------------------------------------------------
Denominator:
Weighted average shares outstanding                 5,958,358       6,438,071         6,064,059        6,437,201
Effect of dilutive stock options  ..............      202,068         100,511            78,525                -
                                                    ----------      ----------      -----------
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
 -assuming dilution  ...........................    6,160,426       6,538,582         6,142,584        6,437,201
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per share  ...................        $0.19           $0.13             $0.60           ($0.26)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) per share
- assuming dilution  ...........................        $0.18           $0.13             $0.59           ($0.26)
--------------------------------------------------------------------------------------------------------------------


V.   COMPREHENSIVE INCOME

         As of July 26, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income, which, prior to adoption, were reported separately in stockholders' equity.

         Total comprehensive income (loss) and its components, net of related tax, for the second quarter of fiscal 1999, the second quarter of fiscal 1998 and the six-month periods ended January 30, 1999 and January 24, 1998 are as follows (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                                       FOR THE QUARTER ENDED           FOR THE SIX MONTHS ENDED
--------------------------------------------------------------------------------------------------------------------
                                                   JANUARY 30,      JANUARY 24,     JANUARY 30,      JANUARY 24,
                                                       1999            1998             1999             1998
--------------------------------------------------------------------------------------------------------------------
Net income (loss).........................            $1,110           $ 863           $3,640          ($1,649)

--------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment                  254             415              256              485
                                                     =======         =======          =======         ========
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)  .............            $1,364          $1,278           $3,896          ($1,164)
--------------------------------------------------------------------------------------------------------------------


         Foreign currency translation adjustment is the only component of accumulated other comprehensive income at January 30, 1999 and January 24, 1998, respectively.

VI.   SEGMENT INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures about Segments and Related Information." The Company is managed in two operating segments: (i) the United States; and (ii) Europe and the Far East. Operations in Europe and the Far East were acquired in the first quarter of fiscal 1998 in the acquisition of Teltrend Limited.

--------------------------------------------------------------------------------------------------------------------
                                     QUARTER ENDED JANUARY 30, 1999                 QUARTER ENDED JANUARY 24, 1998
--------------------------------------------------------------------------------------------------------------------------
                                              Income(Loss)        Net                      Income(Loss)            Net
(Dollars in thousands)         Net Sales      Before Taxes    Income(Loss)   Net Sales     Before Taxes       Income(Loss)
--------------------------------------------------------------------------------------------------------------------------
United States                   $20,375          $ 2,297         $ 1,447      $18,122          $ 2,109           $  1,316
Europe, Far East                  4,061             (502)           (337)       4,695             (607)              (453)
                              ==========     ===========      ===========  ==========    =============         ==========
Total ...................       $24,436          $ 1,795         $ 1,110      $22,817          $ 1,502           $    863

---------------------------------------------------------------------------------------------------------------------------
                                   SIX MONTHS ENDED JANUARY 30, 1999              SIX MONTHS ENDED JANUARY 24, 1998
---------------------------------------------------------------------------------------------------------------------------
                                              Income(Loss)        Net                      Income(Loss)            Net
(Dollars in thousands)         Net Sales      Before Taxes    Income(Loss)   Net Sales     Before Taxes       Income(Loss)
 ---------------------------------------------------------------------------------------------------------------------------
United States                   $44,696          $ 5,897         $ 3,665      $ 38,581         $ 5,422           $   3,370
Europe, Far East                  9,938               (6)            (25)        5,913          (5,412)             (5,019)
                              =========        =========       =========     =========       =========         ===========
Total ...................       $54,634          $ 5,891         $ 3,640      $ 44,494         $    10          ($   1,649)
---------------------------------------------------------------------------------------------------------------------------



         Operations listed in Europe and the Far East are comprised of operations in the United Kingdom, New Zealand and China. Interest income is earned within the United States segment. Included in the Europe and the Far East segment reporting for the six months ended January 24, 1998 is a $4 million write-off for purchased in-process research and development costs acquired in the Teltrend Limited acquisition.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other portions of this Quarterly Report on Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things: (i) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (ii) the Company's expectations regarding the upcoming year 2000. These forward-looking statements are identified by their use of such terms and phrases as "believes," "anticipates," "planned," "will" and "expects," are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers; (ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Quarterly Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See also, "Factors That May Affect Future Results" below.


THE TELTREND LIMITED ACQUISITION

         On September 18, 1997 (the "Acquisition Date") the Company acquired all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England (with operations in the United Kingdom, New Zealand and China) and its U.S. affiliate, Securicor 3net Inc. (together, "Teltrend Limited"). The acquisition of Teltrend Limited was accounted for as a purchase. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of Teltrend Limited since the Acquisition Date. As used herein, the term "Company" or "Teltrend" refers to Teltrend Inc. and its wholly-owned subsidiaries, collectively, which include Teltrend Limited (and its wholly-owned subsidiaries) from and after the Acquisition Date.


GENERAL

         Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited has expanded the Company's markets and product lines. With the addition of Teltrend Limited, the Company is a developer of Integrated Services Digital Network ("ISDN") products for communications equipment and service providers and also supplies local area network ("LAN") internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.

         The Company's principal products are as follows: (i) High Capacity products, which include T1 line and office repeaters and T1 network interface units, CellPak(TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HSDL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services;
(ii) Channelized products, which include Digital Loop Carrier and Voice Frequency products ("DLC/VF") (including a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products) and ISDN/DDS products (including ISDN and Digital Data System ("DDS") line repeaters, and ISDN and DDS D4 channel units); (iii) Circuit Switched products (network interfacing and protocol conversion products); and (iv) Packet Switched products (a line of routers). The Company's Circuit Switched and Packet Switched product categories together constitute the Company's "Europe and Far East" operating segment.


RESULTS OF OPERATIONS

         NET SALES. Net sales for the second quarter of fiscal 1999 increased 7.1%, or approximately $1.6 million, to approximately $24.4 million, from approximately $22.8 million in the second quarter of fiscal 1998. For the first six months of fiscal 1999, net sales totaled approximately $54.6 million compared to approximately $44.5 million for the first six months of fiscal 1998, representing an increase of approximately $10.1 million, or 22.8%. The increase in net sales for the second quarter of fiscal 1999 over the prior year period was the result of increases in the unit volume sales of all product categories except Packet Switched products. Unit volume sales of High Capacity products, Channelized products and Circuit Switched products in the second quarter of fiscal 1999 increased by $1.7 million, $0.5 million and $0.4 million, respectively, over the prior year quarter while unit volume sales of Packet Switched products decreased by $1.0 million. The increase in net sales for the first six months of fiscal 1999 over the prior year period was the result of increases in the unit volume sales of all product categories except Packet Switched products. Unit volume sales of Circuit Switched products, High Capacity products and Channelized products in the first six months of fiscal 1999 increased by $4.5 million, $3.9 million and $2.2 million, respectively, over the prior year period while unit volume sales of Packet Switched products decreased by $0.4 million. The first six months of fiscal 1999 had 27 weeks compared with the first six months of fiscal 1998 which had 26 weeks.

         The increase in sales of the Company's High Capacity products for each comparative period was caused primarily by an increase in unit volume sales of the Company's T1 customer premises products and to a lesser extent by increases in sales of CellPak(TM), HDSL and intelligent T1 repeater products. Strong demand was exhibited for the T1 customer premises Network Interface Units ("NIUs") and associated mountings. For T1 repeaters, a decrease in the sales of intelligent line repeaters was more than offset by strong demand for office repeaters (which are primarily deployed in conjunction with fiber-optic installations).

         Sales of the Company's Channelized products for each comparative period increased primarily due to an increase in sales of DDS products and, to a lesser extent, to an increase in sales of ISDN products. These increases were partially offset by a decline in DLC product sales. The DDS sales gains were primarily the result of shipments of a DDS NIU module introduced in the second half of fiscal year 1998.

         The increase in unit volume sales of the Circuit Switched products for each comparative period was primarily due to an increase in the demand for Circuit Switched products by current customers and to an expansion of the customer base. The decrease in sales for the Packet Switched products for each comparative period was the result of a slowdown of sales to the Pacific Rim in the second quarter of fiscal 1999 coupled with strong shipments during the second quarter of fiscal 1998. For the six-month period ended January 30, 1999, results for both product categories were favorably affected by the inclusion in the Company's total operating results of a full six months of Teltrend Limited sales (27 weeks) this year compared to 18 weeks of Teltrend Limited sales for the first six months of fiscal 1998.

         GROSS PROFIT. Gross profit in the second quarter of fiscal 1999 increased 8.0% or approximately $0.8 million, to approximately $11.2 million, from approximately $10.4 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross profit totaled approximately $25.1 million compared to approximately $19.8 million for the first six months of fiscal 1998, representing an increase of approximately $5.4 million, or 27.2%. Gross profit margins for the second quarter and first six months of fiscal 1999 were

45.8% and 46.0%, respectively, compared to 45.4% and 44.4%, respectively, for the corresponding fiscal 1998 periods. The increase in gross profit and gross profit margin for the second quarter of fiscal 1999 over the same period of fiscal 1998 was primarily attributable to the Company's ability to spread fixed manufacturing and overhead costs over a larger revenue base. The increase in gross profit and gross profit margin for the first six months of fiscal 1999 over the same period of fiscal 1998 was primarily attributable to the inclusion of a full six months (27 weeks) of Teltrend Limited operating results in the Company's total operating results this year compared to 18 weeks of Teltrend Limited operating results for the first six months of fiscal 1998. Teltrend Limited's Circuit Switched products, on average, carry a higher gross profit margin than the Company's other products. To a lesser extent, the increase in gross profit and gross profit margin for the first six months of fiscal 1999 over the same period of fiscal 1998 was also due to the Company's ability to spread fixed manufacturing and overhead costs over a larger revenue base.

         The Company has experienced pressure from certain customers to reduce product prices. The Company believes that price concessions offered to certain customers, along with the likelihood of the need to grant further price concessions to customers during the remainder of fiscal 1999, is likely to result in a material reduction in the Company's gross profit margin for the remainder of fiscal 1999 from the level achieved in the first six months.

         SALES AND MARKETING. Sales and marketing expenses in the second quarter of fiscal 1999 increased 6.7%, or approximately $0.2 million, to approximately $3.5 million from approximately $3.3 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999, sales and marketing expenses increased 27.1%, or approximately $1.6 million, to approximately $7.3 million from approximately $5.8 million for the first six months of fiscal 1998. As a percentage of net sales, sales and marketing expenses decreased to 14.3% for the second quarter of fiscal 1999, from 14.4% in the second quarter of fiscal 1998, and for the first six months of fiscal 1999 increased to 13.4% from 13.0% for the first six months of fiscal 1998. For the second quarter period, the increase in sales and marketing expenses was due primarily to higher commissions in the current year period than in the comparable period of fiscal 1998. The increase for the six-month period was due primarily to the inclusion of a full six months (27 weeks) of Teltrend Limited sales and marketing expenses this year compared with 18 weeks of comparable expenses for the first six months of fiscal 1998. Historically, Teltrend Limited's sales and marketing expenses as a percentage of Teltrend Limited's net sales have been higher than Teltrend Inc.'s sales and marketing expenses as a percentage of Teltrend Inc.'s net sales.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the second quarter of fiscal 1999 increased 1.9%, or approximately $0.1 million, to approximately $3.7. For the first six months of fiscal 1999, research and development expenses increased 17.1%, or approximately $1.2 million, to approximately $7.9 million from approximately $6.7 million for the first six months of fiscal 1998. As a percentage of net sales, research and development expenses decreased to 15.3% for the second quarter of fiscal 1999, from 16.1% in the second quarter of fiscal 1998, and for the first six months of fiscal 1999 decreased to 14.5% from 15.2% for the first six months of fiscal 1998. For the second quarter period, the increase in research and development expenses was due primarily to higher salary expenses and increased professional service expenses related to new independent testing requirements for products supplied to the Company's principal customers. The increase for the six-month period was due primarily to the aforementioned expenses and to the inclusion of a full six months (27 weeks) of Teltrend Limited research and development expenses for the first half of fiscal 1999 compared with 18 weeks of comparable expenses for the first half of fiscal 1998. In addition, the Company wrote off approximately $4.0 million of purchased in-process research and development costs as a result of the acquisition of Teltrend Limited in the first quarter of fiscal 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses in the second quarter of fiscal 1999 increased 22.4%, or approximately $0.4 million, to approximately $2.2 million from approximately $1.8 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999, general and administrative expenses increased 28.8%, or approximately $1.0 million, to approximately $4.4 million from approximately $3.4 million for the first six months of fiscal 1998. As a percentage of net sales, general and administrative expenses increased to 9.0% for the second quarter of fiscal 1999, from 7.8% in the second quarter of fiscal 1998, and for the first six months of fiscal 1999 increased to 8.1% from 7.7% for the first six months of fiscal 1998. For the second quarter period, the increase in general and administrative expenses was due primarily to higher licensing fees than in the comparable period of fiscal 1998. The increase for the six-month period was due primarily to the above-mentioned fees and to the inclusion of a full six months (27 weeks) of Teltrend Limited general and administrative expenses this year compared with 18 weeks of comparable expenses for the first half of fiscal 1998.

         OTHER INCOME. Other income, net for the second quarter and first six months of fiscal 1999 was approximately $30,000 and $0.4 million, respectively, compared to approximately $(0.1) million and $0.2 million for the comparable periods of fiscal 1998. The increase in other income for both comparative periods was primarily attributable to decreases in exchange rate losses partially offset by losses on the sale of assets and a decrease in interest income. The interest income component of other income (primarily derived from interest earned on cash equivalents and marketable securities) declined primarily due to cash expended for the purchase of treasury shares and Teltrend Limited.

         INCOME TAXES. A provision for income taxes of approximately $0.7 million was recorded for the second quarter of fiscal 1999 compared to approximately $0.6 million for the comparable period of fiscal 1998. A provision for income taxes of approximately $2.3 million was recorded for the first six months of fiscal 1999 compared to approximately $1.7 million for the comparable periods of fiscal 1998. The provision for the first six months of fiscal 1998 recognized that a write-off of purchased in-process research and development made during that period would, for the most part, not be deductible in that fiscal year. The increase in the income tax provision is principally a function of the change in the level of the Company's net income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At January 30, 1999, the Company had no long-term indebtedness and had working capital of approximately $36.4 million, which included cash and cash equivalents of approximately $19.3 million and marketable securities of approximately $3.9 million. The decrease in working capital from approximately $38.4 million at the end of fiscal 1998 was due primarily to the purchase of approximately $6.2 million of treasury stock.

         Approximately $1.8 million of cash was used for capital expenditures during the first six months of fiscal 1999 compared to approximately $1.5 million for the first six months of fiscal 1998. Most of the capital expenditures for both periods were for the purchase of manufacturing test equipment and engineering equipment.

         As of January 30, 1999, the Company had net trade accounts receivable of approximately $10.4 million, compared to approximately $12.9 million as of the end of fiscal 1998. Inventories as of the end of the second quarter of fiscal 1999 totaled approximately $11.9 million compared to approximately $10.7 million at the end of fiscal 1998. Inventory levels increased primarily as a result of the purchase of components in anticipation of new product sales.

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

         On March 3, 1998, the Company's Board of Directors authorized the purchase of up to $8.0 million of the Company's Common Stock. As of October 31, 1998, the Company had purchased 533,000 shares of Common Stock at a cost of approximately $7.9 million pursuant to this authorization. The Company does not intend to make any additional purchases pursuant to this authorization.

         On October 26, 1998, the Company's Board of Directors authorized the purchase of up to an additional $8.0 million of Common Stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made, will be financed with existing cash and cash equivalents, marketable securities and cash from operations. As of March 12, 1999, the Company had purchased 110,000 shares of Common Stock at a cost of approximately $2.1 million pursuant to this authorization.

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

         The Company has reviewed its current product offerings and has determined that all such products which are date sensitive will correctly recognize dates beyond the calendar year 1999 (and are therefore "Year 2000 compliant").

         The Company's ongoing project to address internal Year 2000 issues consists essentially of three phases: (i) assessment of the Company's systems and equipment in order to determine which need to be updated or replaced and analysis of how to accomplish this; (ii) remediation or replacement of the Company's non-compliant systems and equipment; and (iii) validation testing. The Company's assessment of its internal systems and equipment has included its information technology ("IT") systems, as well as its non-IT systems and equipment (e.g., its facilities, manufacturing and test equipment containing microprocessors or other similar circuitry, etc.).

         The Company has completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company has upgraded or replaced certain of its IT systems to address Year 2000 issues. With respect to the Company's U.S. operations, the Company completed all necessary upgrades of its IT systems by December 31, 1998. Such upgrades were generally covered by service contracts previously entered into by the Company in the ordinary course of business and thus have been accomplished without material cost to the Company. The Company also believes that a portion of Teltrend Limited's IT systems will need to be upgraded or replaced to address Year 2000 issues (including Teltrend Limited's financial accounting system and general office software). It is presently anticipated that these replacements and upgrades will be completed by June 30, 1999 at a total estimated cost of $250,000 (of which approximately $100,000 has already been incurred). Validation testing is being conducted as systems are upgraded and replaced.

         The Company has completed the assessment and analysis of its internal non-IT systems and equipment to determine the potential costs and scope of any Year 2000 issues. Based on this assessment and analysis, the Company has determined that certain of its test equipment will need to be updated. It is expected that most of the required upgrades will be covered by existing service contracts entered into by the Company in the ordinary course of business. The total cost to the Company is expected to be less than $10,000. Based on the foregoing, the Company is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment.

         In addition, the Company has made inquiries of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have any Year 2000 issues that will materially and adversely impact the Company. In the course of these inquiries, which have focused on the Company's key customers and suppliers, the Company has not been made aware of any material Year 2000 issues which would adversely affect the Company.

         Based upon the Company's review of its internal systems and equipment and the status of the Company's survey of third parties with whom it has material business relationships, the Company has not identified any material risks or costs related to Year 2000 issues, except as set forth above. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 problems. Although the Company does not presently have any Year 2000 contingency plans, it intends to develop contingency plans for critical business processes as determined to be necessary based on the results of its ongoing testing for Year 2000 issues.


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


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

         Not Applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         The Company's 1998 Annual Meeting of Stockholders was held on December 10, 1998 for the purpose of: (i) electing directors; (ii) ratifying the action of the Company's Board of Directors in appointing Ernst & Young LLP as the Company's independent auditors for fiscal 1999; and (iii) transacting such other business properly brought before the meeting. The meeting proceeded and the holders of the Company's Common Stock elected the following persons to the Company's Board of Directors: (a) Howard L. Kirby, Jr., by a vote of 5,694,908 votes cast for and 8,900 votes withheld; (b) Susan B. Major, by a vote of 5,695,173 votes cast for and 8,635 votes withheld; (c) Frank T. Cary, by a vote of 5,691,173 votes cast for and 12,635 votes withheld; (d) Harry Crutcher III, by a vote of 5,694,908 votes cast for and 8,935 votes withheld; (e) William R. Delk, by a vote of 5,695,573 votes cast for and 8,235 votes withheld; (f) Donald
R. Hollis, by a vote of 5,695,473 votes cast for and 8,335 votes withheld; and
(g) Bernard F. Sergesketter, by a vote of 5,695,273 votes cast for and 8,535 votes withheld. The holders of the Company's Common Stock also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1999 by a vote of 5,698,818 votes cast for ratification, 3,165 votes cast against ratification and 1,825 abstentions.


ITEM 5 --  OTHER INFORMATION
---------------------------

         None.


ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

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


Date:  March 15, 1999

                                   TELTREND INC.



                                   By /s/ Theodor A. Maxeiner
                                   ---------------------------------------------
                                          Theodor A. Maxeiner
                                          Authorized Officer and
                                          Chief Accounting Officer

                                EXHIBIT INDEX
                                -------------



EXHIBIT
NUMBER     DESCRIPTION
----------------------

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

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(10)

4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.(12)

4.9 Second Amendment to Credit Agreement, dated as of December 1, 1998, between the Registrant and LaSalle National Bank.(13)

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

10.4 Form of Nonqualified Stock Option Agreement under the Teltrend Inc. 1995 Stock Option Plan.(1)

10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(7)

     10.6  TI Investors Inc. Stock Option Plan.(2)

     10.7  Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(5)

     10.8 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(1)

     10.9 Registration Rights and Lock-Up Agreement between the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company, AEA Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

     10.10 Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with First Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust Company of New York and the Registrant and Memorandum of Lease, First Amendment to Lease and Ratification of First Amendment to Lease, dated August 29, 1988.(2)

     10.11 Second Amendment to Lease, dated September, 1995, between Morgan Guaranty Trust Company of New York and the Registrant.(4)

     10.12 Real Estate Sale Agreement, dated August 20, 1996, between the Registrant and Itasca Bank & Trust Co., as Trustee under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.(7)

     10.13 Teltrend Inc. 1996 Stock Option Plan.(9)

     10.14 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc.(3)

     10.15 Third Amendment to Lease between Morgan Guaranty Trust Company of New York and the Registrant.(12)

     10.16 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant.(12)

     11    None.

     18    None.

     23    None

     24    None.

     27    Financial Data Schedule.

     99    None.


---------------------------------

         (1) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 1995 (Commission File No. 0-26114).

         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended ( Registration No. 33-91104), originally filed with the Securities and Exchange Commission April 11, 1995.

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

         (10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 1998 (Commission File No. 0-26114).

         (11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1997 (Commission File No. 0-26114).

         (12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 25, 1998 (Commission File No. 0-26114).

         (13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 (Commission File No. 0-26114).