Form 10-K405/A
period 1998-07-25
TELTREND INC
filed 1999-04-09
CIK 943822

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 -------------
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     (Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JULY 25, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____

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

================================================================================

Teltrend Inc. (the "Registrant") hereby amends the following section of its Annual Report on Form 10-K for the fiscal year ended at July 25, 1998, filed on October 23, 1998, as follows:

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 1998.


                                    TELTREND INC.

                                    By: /s/ Howard L. Kirby, Jr.
                                       ---------------------------------
                                       Howard L. Kirby, Jr.
                                       President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated as of October 23, 1998.


          SIGNATURE                               CAPACITY
          ---------                               --------
/s/ Howard L. Kirby, Jr.                President and Chief Executive Officer and Chairman of the
---------------------------             Board of Directors
Howard L. Kirby, Jr.                    (Principal Executive Officer)


/s/ Douglas P. Hoffmeyer                Sr. Vice President, Finance, Secretary and Treasurer
---------------------------             (Principal Financial Officer)
Douglas P. Hoffmeyer


/s/ Theodor A. Maxeiner                 Assistant Vice President, Finance, Controller, Assistant
---------------------------             Secretary and Assistant Treasurer
Theodor A. Maxeiner                     (Principal Accounting Officer)

/s/ Frank T. Cary
---------------------------
Frank T. Cary                           Director

/s/ Harry Crutcher, III
---------------------------
Harry Crutcher, III                     Director

/s/ William R. Delk
---------------------------
William R. Delk                         Director

/s/ Donald R. Hollis
---------------------------
Donald R. Hollis                        Director

/s/ Susan B. Major
---------------------------
Susan B. Major                          Director

/s/ Bernard F. Sergesketter
---------------------------
Bernard F. Sergesketter                 Director