Form 10-Q
period 1999-05-01
TELTREND INC
filed 1999-06-15
CIK 943822

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

                   For the quarterly period ended May 1, 1999

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

         As of June 11, 1999, there were 5,821,037 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding (exclusive of 680,000 shares of treasury stock).


================================================================================

                                  TELTREND INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                       PAGE NO.
                                                                                                     -------
Item 1 --         Consolidated Financial Statements:
                  Consolidated Statements of Operations for the quarters and the nine-month periods ended May 1, 1999 and April 25, 1998............................3

                  Consolidated Balance Sheets as of May 1, 1999 and
                  July 25, 1998..........................................................................4

                  Consolidated Statements of Cash Flows for the nine-month periods ended May 1, 1999 and April 25, 1998...................................................5

                  Notes to Consolidated Financial Statements.............................................6

Item 2 --         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................9

Item 3 --         Quantitative and Qualitative Disclosure About Market Risk ............................19

PART II.  OTHER INFORMATION

Item 1 --         Legal Proceedings.....................................................................20

Item 2 --         Changes in Securities and Use of Proceeds ............................................20

Item 3 --         Defaults Upon Senior Securities ..................................................... 20

Item 4 --         Submission of Matters to a Vote of Security Holders...................................20

Item 5 --         Other Information.................................................................... 20

Item 6 --         Exhibits and Reports on Form 8-K......................................................20

SIGNATURE...............................................................................................21

EXHIBIT INDEX...........................................................................................22


                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  TELTREND INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except earnings per share data)
                                   (Unaudited)


                                               FOR THE QUARTER ENDED                   FOR THE NINE MONTHS ENDED
                                            --------------------------------      ----------------------------------
                                            MAY 1, 1999       APRIL 25, 1998       MAY 1, 1999        APRIL 25, 1998
                                            -----------       --------------      ------------       ---------------
Net sales .....................................   $ 26,403    $ 25,271    $ 81,037    $ 69,765
Cost of sales .................................     14,804      13,411      44,309      38,150
                                                  --------    --------    --------    --------
Gross profit ..................................     11,599      11,860      36,728      31,615
                                                  --------    --------    --------    --------
Operating expenses:
   Sales and marketing ........................      3,090       3,461      10,435       9,242
   Research and development ...................      3,694       3,680      11,587      10,419
   General and administrative .................      1,982       1,960       6,409       5,397
                                                  --------    --------    --------    --------
                                                     8,766       9,101      28,431      25,058
                                                  --------    --------    --------    --------
Purchased in-process research and
   development ................................       --          --          --         3,995

Provision for loss on disposal of product
   line .......................................      1,300        --         1,300        --
                                                  --------    --------    --------    --------

Income from operations ........................      1,533       2,759       6,997       2,562
                                                  --------    --------    --------    --------

Other income (expense):
   Interest income ............................        249         312         875       1,009
   Other-net ..................................        (73)       (137)       (272)       (627)
                                                  --------    --------    --------    --------
                                                       176         175         603         382
                                                  --------    --------    --------    --------

Income before income taxes ....................      1,709       2,934       7,600       2,944
Provision for income taxes ....................        709       1,197       2,960       2,856
                                                  --------    --------    --------    --------
Net income ....................................   $  1,000    $  1,737    $  4,640    $     88
                                                  ========    ========    ========    ========

Net income per share of
   common stock ...............................   $   0.17    $   0.27    $   0.77    $   0.01
                                                  ========    ========    ========    ========

Average common shares outstanding .............      5,895       6,445       6,009       6,440
                                                  ========    ========    ========    ========

Net income per share of
    common stock--assuming dilution ...........   $   0.17    $   0.27    $   0.76    $   0.01
                                                  ========    ========    ========    ========

Average common shares outstanding--
    assuming dilution .........................      6,022       6,504       6,100       6,500
                                                  ========    ========    ========    ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  TELTREND INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                          MAY 1, 1999   JULY 25, 1998
                                                          -----------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents ...............................   $ 14,164    $ 22,994
   Marketable securities ...................................      8,799       1,951
   Trade accounts receivable, net of allowance .............     13,447      12,899
   Inventories .............................................     11,383      10,656
   Deferred income taxes ...................................      1,636       1,474
   Prepaid expenses and other current assets ...............      4,545       4,367
                                                               --------    --------
                                                                 53,974      54,341

   Land and building .......................................      3,537       3,422
   Machinery and equipment .................................     19,827      18,076
   Leasehold improvements ..................................      1,324       1,310
   Accumulated depreciation ................................    (14,062)    (12,080)
                                                               --------    --------
                                                                 10,626      10,728

   Deferred income taxes ...................................      1,653       1,705
   Intangible assets, net ..................................      4,489       4,830
   Other assets, net .......................................        217         166
                                                               --------    --------
                                                               $ 70,959    $ 71,770
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ........................................   $  5,962    $  6,194
   Accrued expenses ........................................     11,367       9,099
   Income taxes payable ....................................        955         690
                                                               --------    --------
                                                                 18,284      15,983

   Deferred income taxes ...................................      2,270       2,483
   Commitments and contingencies ...........................       --          --

Stockholders' Equity:
   Common Stock, $0.01 par value, 15,000,000 shares
       authorized and 6,499,037 and 6,462,046 issued and
       5,856,037 and 6,361,046 outstanding, respectively ...         65          64
   Additional paid-in capital ..............................     99,879      99,520
   Treasury stock ..........................................     (9,948)     (1,733)
   Accumulated deficit .....................................    (40,078)    (44,718)
   Accumulated other comprehensive income ..................        487         171
                                                               --------    --------
                                                                 50,405      53,304
                                                               --------    --------
                                                               $ 70,959    $ 71,770
                                                               ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  TELTREND INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                        ---------------------------------
                                                                                        MAY 1, 1999        APRIL 25, 1998
                                                                                        -----------        --------------
OPERATING ACTIVITIES:
Net income for period ...............................................................   $  4,640             $     88
Adjustments to reconcile net income to net cash provided by operating activities
  Purchased in-process research and development .....................................       --                  3,995
  Provision for loss on disposal of product line ....................................      1,300                 --
  Depreciation and amortization .....................................................      2,861                2,436
  Loss on sale of equipment .........................................................        112                    9
  Deferred income taxes .............................................................       (103)                 481
Changes in certain assets and liabilities:
  Accounts receivable and prepaid expenses ..........................................       (744)              (1,779)
  Inventories .......................................................................       (756)               2,472
  Accounts payable and accrued expenses .............................................        799                1,627
  Income taxes payable ..............................................................        265                  928
  Other assets and liabilities ......................................................       (132)                (154)
                                                                                        --------             --------
Net cash provided by operating activities ...........................................      8,242               10,103





FINANCING ACTIVITIES:
Exercise of common stock options ....................................................        360                  193
Purchase of treasury stock ..........................................................     (8,215)                (147)
                                                                                        --------             --------
Net cash provided by (used for) financing activities ................................     (7,855)                  46





INVESTING ACTIVITIES:
Capital expenditures ................................................................     (2,491)              (2,819)
Acquisition of business net of cash acquired ........................................       --                (14,394)
Purchase of marketable securities ...................................................    (10,750)                --
Proceeds from sale of marketable securities .........................................      3,902               16,919
Proceeds from sale of equipment .....................................................        116                  109
                                                                                        --------             --------
Net cash used for investing activities ..............................................     (9,223)                (185)



Effect of exchange rate changes on cash .............................................          6                    3



Net increase (decrease) in cash and cash equivalents ................................     (8,830)               9,967
Cash and cash equivalents, beginning of period ......................................     22,994               11,837
                                                                                        --------             --------
Cash and cash equivalents, end of period ............................................   $ 14,164             $ 21,804
                                                                                        --------             --------



        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

I.   BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 25, 1998. The accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. The fiscal year of Teltrend and each of its consolidated subsidiaries (collectively, the "Company") ends on the last Saturday of July each year. All references to "fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "fiscal 1998" refers to the fiscal year ended July 25, 1998 and "fiscal 1999" refers to the fiscal year ending July 31, 1999). Fiscal 1998 had 52 weeks and fiscal 1999 has 53 weeks.


II.   MARKETABLE SECURITIES

         At May 1, 1999, the Company had marketable securities of $8.8 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at May 1, 1999 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.


III.   INVENTORIES (IN THOUSANDS)

                         May 1, 1999           July 25, 1998
                         -----------           -------------
Raw materials ........   $ 6,057                $ 6,052
Work-in-process ......     1,297                  1,795
Finished goods .......     4,029                  2,809
                         -------                -------
                         $11,383                $10,656
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

         The following table sets forth the computation of basic and diluted income per share (dollars in thousands, except per share data).


                                           FOR THE QUARTER ENDED      FOR NINE MONTHS ENDED
                                           -----------------------   -----------------------
                                             MAY 1,      APRIL 25,    MAY 1,     APRIL 25,
                                             1999           1998       1999        1998
                                           ----------   ----------   ----------  -----------
Numerator:
Net income .............................   $    1,000   $    1,737   $    4,640   $       88


Denominator:
Weighted average shares outstanding ....    5,895,234    6,445,226    6,008,807    6,439,862
Effect of dilutive stock options .......      127,183       58,310       91,417       59,901
                                           ----------   ----------   ----------   ----------


Weighted average shares outstanding
 -assuming dilution ....................    6,022,417    6,503,536    6,100,224    6,499,763


Net income per share ...................   $     0.17   $     0.27   $     0.77   $     0.01


Net income per share
- assuming dilution ....................   $     0.17   $     0.27   $     0.76   $     0.01




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

         Total comprehensive income and its components, net of related tax, for the third quarter of fiscal 1999, the third quarter of fiscal 1998 and the nine-month periods ended May 1, 1999 and April 25, 1998 are as follows (in thousands):

                                                    FOR THE QUARTER ENDED                 FOR THE NINE MONTHS ENDED
                                                -------------------------------        --------------------------------
                                                MAY 1, 1999      APRIL 25, 1998        MAY 1, 1999       APRIL 25, 1998
                                                -----------      --------------        -----------       --------------
Net income ..................................     $1,000            $1,737               $4,640               $   88
Foreign currency translation adjustment .....         60                29                  316                  514
                                                  ------            ------               ------               ------
Comprehensive income ........................     $1,060            $1,766               $4,956               $  602
                                                  ======            ======               ======               ======


         Foreign currency translation adjustment is the only component of accumulated other comprehensive income at May 1, 1999 and April 25, 1998, respectively.

VI.   SEGMENT INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures about Segments and Related Information." The Company is managed in two operating segments: (i) the United States; and (ii) Europe and the Far East. Operations in Europe and the Far East were acquired in the first quarter of fiscal 1998 in the acquisition of Teltrend Limited.


                                          QUARTER ENDED MAY 1, 1999                         QUARTER ENDED APRIL 25, 1998
                                          -------------------------                         ----------------------------
                                                                      NET                                                  NET
                                              INCOME (LOSS)         INCOME                        INCOME (LOSS)          INCOME
(Dollars in thousands)           NET SALES     BEFORE TAXES         (LOSS)        NET SALES        BEFORE TAXES          (LOSS)
                                 ---------     ------------         -----         ---------        ------------          ------
United States...............      $22,372         $ 3,320           $ 2,192          $21,900             $ 4,292         $ 2,746
Europe, Far East............        4,031          (1,611)           (1,192)           3,371              (1,358)         (1,009)
                                  -------         -------           -------          -------             -------          ------
Total......................       $26,403         $ 1,709           $ 1,000          $25,271             $ 2,934          $1,737
                                  =======         =======           =======          =======             =======          ======



                                        NINE MONTHS ENDED MAY 1, 1999                     Nine Months Ended April 25, 1998
                                        -----------------------------                     -------------------------------
                                                                     NET                                            NET
                                                    INCOME (LOSS)   INCOME                      INCOME (LOSS)      INCOME
(Dollars in thousands)              NET SALES       BEFORE TAXES    (LOSS)        NET SALES     BEFORE TAXES      (LOSS)
                                    ---------       ------------    --------     ---------     -------------     -------
United States...............          $67,068        $ 9,217         $ 5,857        $60,481         $9,714       $  6,117
Europe, Far East............           13,969         (1,617)         (1,217)         9,284         (6,770)        (6,029)
                                      -------        -------         -------        -------         -------      --------
Total......................           $81,037        $ 7,600         $ 4,640        $69,765         $2,944       $     88
                                      =======        =======         =======        =======         =======      ========


         Operations listed in Europe and the Far East are comprised of operations in the United Kingdom, New Zealand and China. Interest income is earned within the United States segment. Included in income (loss) before taxes in the Europe and the Far East segment for the quarter and nine months ended May 1, 1999 is a $1.3 million provision for the loss on the disposition of the Company's Packet Switched product line. See Note VII. Provision for Loss on Disposition of Product Line. Included in income (loss) before income taxes in the Europe and the Far East segment for the nine months ended April 25, 1998 is a $4 million write-off for purchased in-process research and development costs acquired in the Teltrend Limited acquisition.


VII.     PROVISION FOR LOSS ON DISPOSITION OF PRODUCT LINE

         On May 28, 1999, the Company sold substantially all of the assets of its Packet Switched products business to Centrecom Systems Limited of England. The Company provided a $1.3 million reserve for loss on the sale. The provision has been recorded as a component of accrued expenses at May 1, 1999 and is composed largely of the expected loss on the write-off of intangible assets associated with the Packet Switched product line.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other portions of this Quarterly Report on Form 10-Q, contain "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things: (i) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (ii) the Company's expectations regarding the upcoming year 2000. These forward-looking statements are identified by their use of such terms and phrases as "believes," "anticipates," "planned," "will" and "expects," are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers; (ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Quarterly Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See also, "Factors That May Affect Future Results" below.

TELTREND LIMITED

         On September 18, 1997 (the "Acquisition Date") the Company acquired all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England ("Teltrend Limited"). The acquisition of Teltrend Limited was accounted for as a purchase. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of Teltrend Limited since the Acquisition Date. As used herein, the term "Company" or "Teltrend" refers to Teltrend Inc. and its wholly-owned subsidiaries, collectively, which include Teltrend Limited (and its wholly-owned subsidiaries) from and after the Acquisition Date.

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

         The Company's principal products are as follows: (i) High Capacity products, which include T1 line and office repeaters and T1 network interface units, CellPak(TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HSDL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services;
(ii) Channelized products, which include Digital Loop Carrier and Voice Frequency products ("DLC/VF") (including a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products) and ISDN/DDS products (including ISDN and Digital Data System ("DDS") line repeaters, and ISDN and DDS D4 channel units); and (iii) Circuit Switched products (network interfacing and protocol conversion products). During the periods covered by this report, Teltrend also offered Packet Switched products (a line of routers). On May 28, 1999, Teltrend sold substantially all of the assets of its Packet Switched products business to Centrecom Systems Limited of England. The Company's Circuit Switched and Packet Switched product categories together constitute the Company's "Europe and the Far East" operating segment.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the third quarter of fiscal 1999 increased 4.5%, or approximately $1.1 million, to approximately $26.4 million, from approximately $25.3 million in the third quarter of fiscal 1998 due to increases in the unit volume sales of both the United States and the Europe and the Far East segments. For the first nine months of fiscal 1999, net sales totaled approximately $81.0 million, compared to approximately $69.8 million for the first nine months of fiscal 1998, representing an increase of approximately $11.3 million, or 16.2%. The unit volume sales of both of the Company's segments contributed to the increase.

         Net Sales -- United States Segment. Net sales for the third quarter of fiscal 1999 increased 2.1%, or approximately $0.5 million, to approximately $22.4 million, from approximately $21.9 million in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, net sales totaled approximately $67.0 million compared to approximately $60.5 million for the first nine months of fiscal 1998, representing an increase of approximately $6.5 million, or 10.9%. The increase in net sales for the third quarter of fiscal 1999 over the prior year period was the result of an increase in the unit volume sales of High Capacity products of $0.9 million, partially offset by a decrease in the unit volume sales of Channelized products of $0.4 million, over the prior year quarter. The increase in net sales for the first nine months of fiscal 1999 over the prior year period was the result of increases in the unit volume sales of High Capacity products and Channelized products of $4.7 million and $1.8 million, respectively, over the prior year period. The first nine months of fiscal 1999 had 40 weeks compared with the first nine months of fiscal 1998, which had 39 weeks. The increase in sales of the Company's High Capacity products for each comparative period was primarily due to an increase in unit volume sales of the Company's T1 customer premises products and, to a lesser extent, by increases in sales of HDSL and intelligent T1 repeater products. Within T1 customer premises products, there was strong demand for the Company's Network Interface Units ("NIUs") (particularly new Performance Monitoring NIUs) and associated mountings. Within intelligent T1 repeater products, a decrease in the sales of intelligent line repeaters was more than offset by strong demand for office repeaters (which are primarily deployed in conjunction with fiber-optic installations). Sales of the Company's Channelized products for the nine month period increased primarily due to an increase in sales of DDS products and, to a lesser extent, to an increase in sales of DLC products. The decrease in sales of Channelized Products for the third quarter of fiscal 1999 compared to the prior year period was primarily the result of lower DDS and ISDN sales, partially offset by an increase in DLC product sales.

         Net Sales -- Europe and the Far East Segment. Net sales for the third quarter of fiscal 1999 increased 19.6%, or approximately $0.7 million, to approximately $4.0 million, from approximately $3.4 million in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, net sales totaled approximately $14.0 million compared to approximately $9.3 million for the first nine months of fiscal 1998, representing an increase of approximately $4.7 million, or 50.5%. The increase in net sales for the third quarter of fiscal 1999 over the prior year quarter was primarily the result of increases in the unit volume sales of Circuit Switched products of $0.7 million over the prior year quarter. Packet Switched products sales were essentially the same as the third quarter of fiscal 1998. The increase in net sales for the first nine months of fiscal 1999 over the prior year period was the result of an increase in the unit volume sales of Circuit Switched products of $5.1 million, partially offset by a decrease in the unit volume sales of Packet Switched products of $0.4 million, over the prior year period. The increase in unit volume sales of Circuit Switched products for each comparative period was due to an increase in the demand for Circuit Switched products by current customers and to an expansion of the customer base. For the nine-month period ended May 1, 1999, results for both product categories were favorably affected by the inclusion in the Company's total operating results of a full nine months of Teltrend Limited sales (40 weeks) this year, compared to 31 weeks of Teltrend Limited sales for the first nine months of fiscal 1998. The sales for the Packet Switched products for the third quarter and the first nine months of fiscal 1999 over the prior year periods were negatively affected by a slowdown of sales to the Pacific Rim and intense international competition for router business. On May 28, 1999, Teltrend sold substantially all of the assets of its Packet Switched business to Centrecom Systems Limited of England.


         GROSS PROFIT. Gross profit in the third quarter of fiscal 1999 decreased 2.2% or approximately $0.3 million, to approximately $11.6 million, from approximately $11.9 million for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, gross profit totaled approximately $36.7 million compared to approximately $31.6 million for the first nine months of fiscal 1998, representing an increase of approximately $5.1 million, or 16.2%. Gross profit margins for the third quarter and first nine months of fiscal 1999 were 43.9% and 45.3%, respectively, compared to 46.9% and 45.3%, respectively, for the corresponding fiscal 1998 periods. The decrease in gross profit and gross profit margin for the third quarter of fiscal 1999 over the same period of fiscal 1998 was primarily attributable to the combined impact of increases in the cost of certain components and price decreases granted by the Company on certain products. The increase in gross profit for the first nine months of fiscal 1999 over the same period of fiscal 1998 was primarily attributable to the inclusion of a full nine months (40 weeks) of Teltrend Limited operating results in the Company's total operating results this year compared to 31 weeks of Teltrend Limited operating results for the first nine months of fiscal 1998.

         The Company has experienced pressure from certain customers to reduce product prices. The Company believes that price concessions offered to certain customers, along with the likelihood of the need to grant further price concessions to customers during the remainder of fiscal 1999, is likely to result in the continued reduction in the Company's gross profit margin for the remainder of fiscal 1999 from the level achieved in the first nine months of fiscal 1999.

         SALES AND MARKETING. Sales and marketing expenses in the third quarter of fiscal 1999 decreased 10.7%, or approximately $0.4 million, to approximately $3.1 million from approximately $3.5 million for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, sales and marketing expenses increased 12.9%, or approximately $1.2 million, to approximately $10.4 million from approximately $9.2 million for the first nine months of fiscal 1998. As a percentage of net sales, sales and marketing expenses decreased to 11.7% for the third quarter of fiscal 1999, from 13.7% in the third quarter of fiscal 1998, and for the first nine months of fiscal 1999, decreased to 12.9% from 13.2% for the first nine months of fiscal 1998. For the third quarter period, the decrease in sales and marketing expenses was due to lower sales commissions and marketing salaries in the current year period than in the comparable period of fiscal 1998. The increase for the nine-month period was due primarily to higher sales salaries and the inclusion of a full nine months (40 weeks) of Teltrend Limited sales and marketing expenses this year compared with 31 weeks of comparable expenses for the first nine months of fiscal 1998. Historically, Teltrend Limited's sales and marketing expenses as a percentage of Teltrend Limited's net sales have been higher than Teltrend Inc.'s sales and marketing expenses as a percentage of Teltrend Inc.'s net sales.

         RESEARCH AND DEVELOPMENT. Research and development expenses in the third quarter of fiscal 1999 were approximately $3.7 million, approximately equivalent to those for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, research and development expenses increased 11.2%, or approximately $1.2 million, to approximately $11.6 million from approximately $10.4 million for the first nine months of fiscal 1998. As a percentage of net sales, research and development expenses decreased to 14.0% for the third quarter of fiscal 1999, from 14.6% in the third quarter of fiscal 1998, and for the first nine months of fiscal 1999, decreased to 14.3% from 14.9% for the first nine months of fiscal 1998. For the third quarter period, research and development expenses included increased professional service expenses related to new independent testing requirements for products supplied to the Company's principal customers, largely offset by lower prototype expenses. The increase for the nine-month period was due primarily to the inclusion of a full nine months (40 weeks) of Teltrend Limited research and development expenses in fiscal 1999 compared with 31 weeks of comparable expenses for the first nine months of fiscal 1998.

         In addition, the Company wrote off approximately $4.0 million of purchased in-process research and development costs as a result of the acquisition of Teltrend Limited in the first quarter of fiscal 1998. As of the end of calendar year 1998, all significant projects that were acquired in connection with the purchase of Teltrend Limited were completed and charged to research and development expense. While substantially all projects were completed as expected, due to an unexpected downturn in demand associated with the deterioration in Asian economies, anticipated economic benefits have not been realized from the acquired projects relating to Teltrend Limited's Packet Switched products business, including the PAC+DPM API project (the Application Programming Interface (API) for the NiQ router software that enables third parties (OEMs) to develop and integrate within the NiQ router their own special or custom communications software). Management evaluated alternatives for the rationalization of its Packet Switched product line assets and on May 28, 1999 completed the sale of that business. The fair value of the PAC+DPM API project represents approximately 11% of the total purchased research and development fair value. All other research and development projects related to the Packet Switched products business represented less than 1% of the total purchased research and development fair value. All remaining significant research and development projects were completed on schedule and no material deviations from original estimates have resulted.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses in the third quarter of fiscal 1999 were approximately $2.0 million, approximately equivalent to those for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, general and administrative expenses increased 18.8%, or approximately $1.0 million, to approximately $6.4 million from approximately $5.4 million for the first nine months of fiscal 1998. As a percentage of net sales, general and administrative expenses decreased to 7.5% for the third quarter of fiscal 1999, from 7.8% in the third quarter of fiscal 1998, and for the first nine months of fiscal 1999, increased to 7.9% from 7.7% for the first nine months of fiscal 1998. The increase for the nine-month period was due primarily to higher licensing fees and the inclusion of a full nine months (40 weeks) of Teltrend Limited general and administrative expenses in fiscal 1999 compared with 31 weeks of comparable expenses for the first nine months of fiscal 1998.

         PROVISION FOR LOSS ON DISPOSITION OF PRODUCT LINE. The Company provided a $1.3 million reserve for loss on the sale of the Packet Switched product business to Centrecom Systems Limited of England. The sale was completed on May 28, 1999.

         OTHER INCOME. Other income, net for the third quarter and the first nine months of fiscal 1999, was approximately $0.2 million and $0.6 million, respectively, compared to approximately $0.2 million and $0.4 million for the comparable periods of fiscal 1998. Any changes in other income for both comparative periods was primarily attributable to decreases in exchange rate losses partially offset by decreases in interest income. The interest income component of other income (primarily derived from interest earned on cash equivalents and marketable securities) declined primarily due to cash expended for the purchase of treasury shares and Teltrend Limited.

         INCOME TAXES. A provision for income taxes of approximately $0.7 million was recorded for the third quarter of fiscal 1999 compared to approximately $1.2 million for the comparable period of fiscal 1998. A provision for income taxes of approximately $3.0 million was recorded for the first nine months of fiscal 1999 compared to approximately $2.9 million for the comparable period of fiscal 1998. The provision for the first nine months of fiscal 1998 recognized that a write-off of purchased in-process research and development made during that period would, for the most part, not be deductible in that fiscal year. The decrease in the income tax provision for the third quarter of fiscal 1999 is principally a function of the change in the level of the Company's net income before taxes.


LIQUIDITY AND CAPITAL RESOURCES

         At May 1, 1999, the Company had no long-term indebtedness and had working capital of approximately $35.7 million, which included cash and cash equivalents of approximately $14.2 million and marketable securities of approximately $8.8 million. The decrease in working capital from approximately $38.4 million at the end of fiscal 1998 was due primarily to the purchase of approximately $8.2 million of treasury stock during the period, partially offset by a positive cash flow from operations.

         Approximately $2.5 million of cash was used for capital expenditures during the first nine months of fiscal 1999 compared to approximately $2.8 million for the first nine months of fiscal 1998. Most of the capital expenditures for both periods were for the purchase of manufacturing test equipment and engineering equipment.

         As of May 1, 1999, the Company had net trade accounts receivable of approximately $13.4 million, compared to approximately $12.9 million as of the end of fiscal 1998. Inventories as of the end of the third quarter of fiscal 1999 totaled approximately $11.4 million compared to approximately $10.7 million at the end of fiscal 1998. Inventory levels increased primarily as a result of the purchase of components in anticipation of new product sales.

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

         On October 26, 1998, the Company's Board of Directors authorized the purchase of up to an additional $8.0 million of Common Stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made, will be financed with existing cash and cash equivalents, marketable securities and cash from operations. As of June 11, 1999, the Company had purchased 147,000 shares of Common Stock at a cost of approximately $2.8 million pursuant to this authorization.

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

         The Company has completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company has upgraded or replaced certain of its IT systems to address Year 2000 issues. With respect to the Company's U.S. operations, the Company completed all necessary remediation and replacement of its IT systems by December 31, 1998. Such upgrades were generally covered by service contracts previously entered into by the Company in the ordinary course of business and thus have been accomplished without material cost to the Company. The Company also believes that a portion of Teltrend Limited's IT systems will need to be upgraded or replaced to address Year 2000 issues (including Teltrend Limited's financial accounting system and general office software). It is presently anticipated that these replacements and upgrades will be completed by October 1999 at a total estimated cost of $250,000 (of which approximately $130,000 has already been incurred). Validation testing is being conducted as systems are upgraded and replaced. Validation testing in the U.S. will be completed by June 30, 1999.

         The Company has completed the assessment and analysis of its internal non-IT systems and equipment to determine the potential costs and scope of any Year 2000 issues. Based on this assessment and analysis, the Company has determined that certain of its test equipment will need to be updated. The test equipment will function correctly through December 31, 2000. The Company is replacing the equipment as it becomes obsolete and plans to replace all equipment by October 2000. It is expected that most of the required upgrades will be covered by existing service contracts entered into by the Company in the ordinary course of business. The total cost to the Company is expected to be less than $10,000. Based on the foregoing, the Company is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment.

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

         Based upon the Company's review of its internal systems and equipment and the completion of the Company's U.S. survey of third parties with whom it has material business relationships, the Company has not identified any material risks or costs related to Year 2000 issues, except as set forth above. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 problems. Although the Company does not presently have any Year 2000 contingency plans, it intends to develop contingency plans for critical business processes as determined to be necessary based on the results of its ongoing testing for Year 2000 issues.


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


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5 --  OTHER INFORMATION

         None.


ITEM 6  --  EXHIBITS AND REPORTS ON FORM 8-K

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


Date: June 15, 1999

                                  TELTREND INC.



                                  By /s/   Theodor A. Maxeiner
                                     -------------------------------------------
                                     Theodor A. Maxeiner
                                     Authorized Officer and
                                     Chief Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER        DESCRIPTION
------        -----------

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

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(10)

4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.(12)

4.9 Third Amendment to Credit Agreement, dated as of December 1, 1998, between the Registrant and LaSalle National Bank.(13)

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

10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(7)

10.6          TI Investors Inc. Stock Option Plan.(2)

10.7          Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(5)

10.8 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(1)

10.9 Registration Rights and Lock-Up Agreement between the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company, AEA Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

10.10 Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with First Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust Company of New York and the Registrant and Memorandum of Lease, First Amendment to Lease and Ratification of First Amendment to Lease, dated August 29, 1988.(2)

10.11 Third Amendment to Lease, dated September, 1995, between Morgan Guaranty Trust Company of New York and the Registrant.(4)

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

23            None.

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