Form 10-Q/A
period 1998-10-31
TELTREND INC
filed 1999-07-29
CIK 943822

         =============================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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


         =============================================================

Teltrend Inc. (the "Company" or the "Registrant") hereby amends Item 2 of its Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

GENERAL

Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited has expanded the Company's markets and product lines. With the addition of Teltrend Limited, the Company became a developer of Integrated Services Digital Network ("ISDN") products for communications equipment and service providers and also supplies local area network ("LAN") internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.

The Company's principal products for the periods presented are as follows: (i) High Capacity communications products, which include T1 line and office repeaters and T1network interface units, CellPak(TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HSDL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; (ii) Digital Loop Carrier and Voice Frequency products ("DLC/VF"), which includes a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products; (iii) ISDN/DDS products, which include ISDN and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units, an ISDN mini-bank; and (iv) Circuit Switched products (network interfacing and conversion products) and Packet Switched products (a line of routers).

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

The increase in sales of the Company's High Capacity products was caused primarily by an increase in unit volume sales of the Company's T1 CPE products and to a lesser extent by increases in sales of CellPak(TM), HDSL and intelligent T1 repeater products. Strong demand was exhibited for both the T1CPE Network Interface Units ("NIUs") and associated mountings during the quarter. For T1 repeaters, a decrease in the sales of intelligent line repeaters was more than offset by strong demand for office repeaters (which are primarily deployed in conjunction with fiber-optic installations).

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

The Company's Circuit Switched products are primarily telephone protocol conversion products and the Company's Packet Switched products consisted primarily of router products. During the periods presented, these products were sold through Teltrend Limited, which has offices in the United Kingdom, New Zealand and China. The Company acquired Teltrend Limited in September 1997. Accordingly, the increase in unit volume sales of both product categories was due to the inclusion in the Company's total operating results of five weeks of Teltrend Limited sales for the first quarter fiscal 1998 results compared to 14 weeks of sales for the first quarter of fiscal 1999.

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

In addition, the Company wrote off approximately $4.0 million of purchased in-process research and development costs as a result of the acquisition of Teltrend Limited in the first quarter of fiscal 1998. As of the end of fiscal 1998, all significant projects that were acquired in connection with the purchase of Teltrend Limited were completed and charged to research and development expense. While substantially all projects were completed as expected, due to an unexpected downturn in demand associated with the deterioration in Asian economies, anticipated economic benefits have not been realized from the acquired projects relating to Teltrend Limited's Packet Switched products business, including the PAC+DPM API project (the Application Programming Interface (API) for the NiQ router software that enables third parties to develop and integrate within the NiQ router their own special or custom communications software). Management evaluated alternatives for the rationalization of its Packet Switched product line assets and on May 28, 1999 completed the sale of that business. The fair value of the PAC+DPM API project represents approximately 11% of the total purchased research and development fair value. All other research and development projects related to the Packet Switched products business represented less than 1% of the total purchased research and development fair value. All remaining significant research and development projects were completed on schedule and no material deviations from original estimates have resulted.

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

Other Income. Other income for the first quarter of fiscal 1999 was approximately $0.4 million compared to approximately $0.3 million for the first quarter of fiscal 1998. The interest income component of other income (primarily derived from interest earned on cash equivalents and marketable securities)declined primarily due to cash expended for the purchase of Teltrend Limited and treasury shares. Another component of other income, exchange rate fluctuations, contributed to income during the first quarter of fiscal 1999 but was an expense item for the comparable period in fiscal 1998.

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

As of the end of the first quarter of fiscal year 1999, the Company had substantially completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company had determined that certain of its IT systems needed to be upgraded or replaced to address Year 2000 issues. With respect to the Company's U.S. operations, the Company believed that all necessary upgrades of its IT systems had been completed or would be completed by December 31, 1998. Such upgrades were generally covered by service contracts previously entered into by the Company in the ordinary course of business and thus had been or were expected to be accomplished without material cost to the Company. The Company also believed that a portion of Teltrend Limited's IT systems needed to be upgraded or replaced to address Year 2000 issues (including Teltrend Limited's financial accounting system and general office software). It was anticipated that those replacements and upgrades would be completed by June 30, 1999 at a total estimated cost of $250,000 (of which approximately $35,000 had already been incurred). Validation testing is conducted as systems are upgraded and replaced.

The Company has completed the majority of the assessment and analysis of its internal non-IT systems and equipment to determine the potential costs and scope of any Year 2000 issues. Based on this assessment and analysis to date, the Company is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment. Because, however, the Company is still in the process of analyzing whether any Year 2000 issues exist with respect to certain key manufacturing and test equipment, there can be no assurance that the Company will not experience a material adverse effect due to Year 2000 issues affecting this equipment. As of the end of the first quarter of fiscal 1999, the Company anticipated completing its assessment and analysis of this equipment by December 31, 1998. Remediation and validation testing was to be planned and scheduled as necessary based on the outcome of this review.

In addition, the Company made inquiries of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have any Year 2000 issues that will materially and adversely impact the Company. In the course of these inquiries, which focused on the Company's key U.S. customers and suppliers, the Company has not been made aware of any material Year 2000 issues which would adversely affect the Company.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Dependence on T1 Products. The Company's T1 products, which include T1 line and office repeaters and T1 network units, accounted for 48.7%, 55.2% and 53.9% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products. Consequently, the Company's inability to maintain or increase net sales of its T1 products in the future, or to offset any shortfall in sales of such products with sales of other existing or future products, could have a material adverse effect on the Company.

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

Inventory Levels and Need to Make Advance Purchase Commitments. The Company maintains inventory levels consistent with anticipated customer demand. In addition, at the request of several of its customers, the Company has entered into arrangements to maintain certain of its finished goods inventory at various locations of such customers. Although the Company believes these arrangements facilitate sales to its customers, they result in higher levels of inventory than are necessary in the absence of such arrangements. Accordingly, there is a risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain components, the Company must regularly make advance commitments to purchase relatively large quantities of such components. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company.

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

Proprietary Rights and Risks of Third-Party Claims of Infringement. The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. While the Company does not believe that its present products and technology infringe the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such assertions will not result in costly litigation. There can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales. The inability of the Company to develop products for such equipment which do not infringe the intellectual property rights associated with such equipment, or to obtain the right to use such intellectual property on commercially reasonable terms, could have a material adverse effect on the Company. In addition, any infringement claims or litigation against the Company could have a material adverse effect on the Company.

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

Date: July 28, 1999

                                         TELTREND INC.



                                         By:    /s/ Theodor A. Maxeiner
                                            -----------------------------------
                                                Theodor A. Maxeiner
                                                Authorized Officer and
                                                Chief Accounting Officer