Form 10-Q/A
period 1999-01-30
TELTREND INC
filed 1999-07-29
CIK 943822

           ===========================================================

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


           ===========================================================

Teltrend Inc. (the "Company" or the "Registrant") hereby amends Item 2 of its Quarterly Report on Form 10-Q for the quarter ended January 30, 1999 as follows:

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

Gross Profit. Gross profit in the second quarter of fiscal 1999 increased 8.0% or approximately $0.8 million, to approximately $11.2 million, from approximately $10.4 million for the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross profit totaled approximately $25.1 million compared to approximately $19.8 million for the first six months of fiscal 1998, representing an increase of approximately $5.4 million, or 27.2%. Gross profit margins for the second quarter and first six months of fiscal 1999 were 5.8% and 46.0%, respectively, compared to 45.4% and 44.4%, respectively, for the corresponding fiscal 1998 periods. The increase in gross profit and gross profit margin for the second quarter of fiscal 1999 over the same period of fiscal 1998 was primarily attributable to the Company's ability to spread fixed manufacturing and overhead costs over a larger revenue base. The increase in gross profit and gross profit margin for the first six months of fiscal 1999 over the same period of fiscal 1998 was primarily attributable to the inclusion of a full six months (27 weeks) of Teltrend Limited operating results in the Company's total operating results this year compared to 18 weeks of Teltrend Limited operating results for the first six months of fiscal 1998. Teltrend Limited's Circuit Switched products, on average, carry a higher gross profit margin than the Company's other products. To a lesser extent, the increase in gross profit and gross profit margin for the first six months of fiscal 1999 over the same period of fiscal 1998 was also due to the company's ability to spread fixed manufacturing and overhead costs over a larger revenue base.

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

The Company has completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company has upgraded or replaced certain of its IT systems to address Year 2000 issues. With respect to the Company's U.S. operations, the Company completed all necessary upgrades of its IT systems by December 31, 1998. Such upgrades were generally covered by service contracts previously entered into by the Company in the ordinary course of business and thus have been accomplished without material cost to the Company. As of the end of the second quarter of fiscal 1999, the Company believed that a portion of Teltrend Limited's IT systems would need to be upgraded or replaced to address Year 2000 issues (including Teltrend Limited's financial accounting system and general office software). It was anticipated that those replacements and upgrades would be completed by June 30,1999 at a total estimated cost of $250,000 (of which approximately $100,000 had already been incurred). Validation testing was being conducted as systems were upgraded and replaced.

As of the end of the second quarter of fiscal 1999, the Company had completed the assessment and analysis of its internal non-IT systems and equipment to determine the potential costs and scope of any Year 2000 issues. Based on this assessment and analysis, the Company had determined that certain of its test equipment would need to be updated. It was expected that most of the required upgrades would be covered by existing service contracts entered into by the Company in the ordinary course of business. The total cost to the Company was expected to be less than $10,000. Based on the foregoing, the Company is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment.

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

Proprietary Rights and Risks of Third-Party Claims of Infringment. The telecommunications industry is characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies which are important to the Company. While the Company does not believe that its present products and technology infringe the intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that any such assertions will not result in costly litigation. There can be no assurance that the Company would prevail against any such claims or that licenses of any third-party intellectual property would be available to the Company on commercially reasonable terms. In addition, a substantial number of the Company's products are intended to plug into telephone network equipment designed and manufactured by third parties, some of which are competitors of the Company. The design or modification of such equipment so that it is incompatible with the Company's products could adversely affect the Company's ability to maintain its current level of, or achieve additional, net sales. The inability of the Company to develop products for such equipment which do not infringe the intellectual property rights associated with such equipment, or to obtain the right to use such intellectual property on commercially reasonable terms, could have a material adverse effect on the Company. In addition, any infringement claims or litigation against the Company could have a material adverse effect on the Company.

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

Date: July 28, 1999

                                          TELTREND INC.



                                          By:    /s/ Theodor A. Maxeiner
                                             ----------------------------------
                                                Theodor A. Maxeiner
                                                Authorized Officer and
                                                Chief Accounting Officer