Form 10-K405/A
TELTREND INC
filed 1999-07-29
CIK 943822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          As of October 16, 1998, there were outstanding 5,948,990 shares of the registrant's Common Stock, $.01 par value per share ("Common Stock"), and no shares of the registrant's Class A Common Stock, $.01 par value per share. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the registrant's Common Stock on October 16, 1998) held by non-affiliates of the registrant was $76,519,902 (5,775,087 shares at $13.25 per share).

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

Teltrend Inc. (the "Registrant") hereby amends Items 7, 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended July 25, 1998, as previously amended, as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

          The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other portions of this Annual Report, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other thing: (i) the Company's prospects, developments and business strategies for its operations, including the development and sale of certain new and established products; (ii) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (iii) the Company's expectations regarding the upcoming year 2000. These forward-looking statements are identified by their use of such terms and phrases as "believes," "anticipates," "planned," "will" and "expects," are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers;
(ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Annual Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See also Item 1. Business -- "Factors That May Affect Future Results."

THE TELTREND LIMITED ACQUISITION

          On September 18, 1997 (the "Acquisition Date"), the Company acquired all of the outstanding shares of stock of Securicor 3net Limited of Basingstoke, England (with operations in the United Kingdom, New Zealand and China) and its U.S. affiliate Securicor 3net Inc. (together, "Teltrend Limited"). The acquisition of Teltrend Limited was accounted for as a purchase. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the results of Teltrend Limited since the Acquisition Date. As used herein, the term "Company" or "Teltrend" refers to Teltrend Inc. and its wholly owned subsidiaries, collectively, which includes Teltrend Limited (and its wholly owned subsidiaries) from and after the Acquisition Date.

GENERAL

         Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited has expanded the Company's markets and product lines. With the addition of Teltrend Limited, the Company is now a developer of Integrated Services Digital Network ("ISDN") products for communications equipment and service providers and also supplies local area network ("LAN") internetworking, ISDN remote access and secure virtual private networking solutions for business customers worldwide.

         The Company's principal products are as follows: (i) high capacity communications products ("T1/HDSL"), which include T1 line and office repeaters and T1 network interface units, CellPak (TM) units for cellular and wireless base station sites, and High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; (ii) Digital Loop Carrier and Voice Frequency products ("DLC/VF"), which includes a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products; and (iii) ISDN/DDS products, which include ISDN and Digital Data System ("DDS") line repeaters, ISDN and DDS D4 channel units, an ISDN mini-bank, circuit-switched products (network interfacing and conversion products) and packet-switched products (a line of routers).

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percentage of net sales for fiscal 1998, 1997 and 1996. The Company's fiscal year ends on the last Saturday of July each year and references herein to fiscal years are to the fiscal years ending in the calendar year indicated (e.g., fiscal 1998 refers to the fiscal year ended July 25, 1998). The Company's fiscal year typically consists of 52 weeks (four 13 week quarters). Each of fiscal 1998, 1997 and 1996 consisted of 52 weeks. Fiscal 1999 will consist of 53 weeks, with the first quarter of fiscal 1999 consisting of 14 weeks rather than 13 weeks.


                                                              FISCAL YEAR ENDED JULY
                                                              ----------------------
                                                          1998          1997         1996
                                                          ----          ----         ----
Net sales                                                 100.0%        100.0%       100.0%
Cost of sales                                              53.9          55.7         54.3
                                                          -----         -----        -----
Gross profits                                              46.1          44.3         45.7
                                                          -----         -----        -----
Operating expenses:
   Sales and marketing                                     13.6           9.0          8.5
   Research and development                                14.8          11.9          9.3
   Purchased in-process research and development            4.1           -            -
   General and administrative                               7.5           5.5          4.8
                                                          -----         -----        -----
Total operating expenses                                   40.0          26.4         22.6
                                                          -----         -----        -----
Income from operations                                      6.1          17.9         23.1
Other income                                                0.6           1.7          0.9
                                                          -----         -----        -----
Income before income taxes                                  6.7          19.6         24.0
Income tax provision                                        4.4           7.7          9.8
                                                          -----         -----        -----
Net income                                                  2.3%         11.9%        14.2%
                                                          =====         =====        =====

FISCAL 1998 COMPARED TO FISCAL 1997

         Net Sales. Net sales in fiscal 1998 increased 19.1%, or approximately $15.5 million, to approximately $96.8 million, from approximately $81.2 million in fiscal 1997. The increase in net sales was primarily due to an increase in unit volume sales of the Company's ISDN/DDS and T1/HDSL products of approximately $15.8 million and $4.2 million, respectively. The increase was partially offset by a decrease of approximately $4.5 million in unit volume sales of DLC/VF products.

         The decrease in unit volume sales of DLC/VF products was the result of generally declining sales of VF products throughout the market and a decrease in sales of DLC products to one large customer. The decline in sales of VF products was a continuation of a downward trend in VF sales resulting from a decline in the demand for analog services as demand for digital transmission services grows. The Company believes demand for digital transmission services will continue to grow as the cost of providing these services continues to decrease. Sales of VF products accounted for 11.0%, 15.2% and 21.0% of the Company's total net sales for fiscal 1998, 1997 and 1996, respectively. Sales of DLC products are expected to rebound somewhat in fiscal 1999.

         The increase in unit volume sales of ISDN/DDS products was due primarily to the acquisition of Teltrend Limited and, to a lesser extent, due to an increase in unit volume sales of Teltrend's other ISDN/DDS products.

         The increase in sales of the Company's T1/HDSL products was caused by an increase in unit volume sales of the Company's intelligent T1 repeater, HDSL and CellPak(TM) products, partially offset by an decrease in T1 CPE unit volume sales. Unit volume sales of the Company's T1 intelligent repeater products increased largely on the sales strength of the intelligent high density repeaters ("IHRs"), which are deployed in conjunction with fiber optic installations. Both HDSL and CellPak(TM) unit volume sales increased as a result of qualifying these products for use at more customers during fiscal 1998. Sales of the Company's T1 CPE products decreased primarily due to loss of market share. Sales of T1 products accounted for 48.7%, 55.2% and 53.9% of the Company's total net sales for fiscal 1998, 1997 and 1996, respectively.

         The Company has recently been experiencing increasing price pressure across its product lines and has offered price concessions to certain customers. The Company therefore believes that the average selling price of its products will suffer a greater decline in fiscal 1999 than in fiscal 1998. See " -- Fiscal 1998 Compared to Fiscal 1997 -- Gross Profit."

         Gross Profit. Gross profit in fiscal 1998 increased 24.2%, or approximately $8.7 million, to approximately $44.6 million from approximately $35.9 million in fiscal 1997. Gross profit margin in fiscal 1998 increased to 46.1% from 44.3% in fiscal 1997. The increase in gross profit and gross profit margin was primarily attributable to the inclusion of Teltrend Limited's operating results in the Company's overall operating results from the Acquisition Date through the end of fiscal 1998. Teltrend Limited products, on average, carry a higher gross profit margin than the Company's other products. To a lesser extent, the increase in gross profit and gross profit margin was also due to the Company's ability to spread fixed manufacturing and overhead costs over a larger revenue base.

         The Company has recently experienced increased pressure from customers to reduce product prices. While the Company does not expect this to have a material effect on gross profit margin for the first quarter of fiscal 1999, the Company believes that price concessions offered to certain customers, along with the likelihood of the need to grant further price concessions to customers during fiscal 1999, should result in a material reduction in fiscal 1999 in the Company's gross profit margin from the 46.1% level achieved in fiscal 1998. See " -- Fiscal 1998 Compared to Fiscal 1997 -- Net Sales."

         Sales and Marketing. Sales and marketing expenses in fiscal 1998 increased 79.5%, or approximately $5.8 million, to approximately $13.2 million from approximately $7.3 million in fiscal 1997, and, as a percentage of net sales, increased to 13.6% in fiscal 1998 from 9.0% in fiscal 1997. These increases were due primarily to the inclusion of Teltrend Limited's sales and marketing expenses since the Acquisition Date.

         Research and Development. Research and development expenses in fiscal 1998 increased 47.7%, or approximately $4.6 million, to approximately $14.3 million from approximately $9.7 million in fiscal 1997. As a percentage of total net sales, research and development expenses increased to 14.8% in fiscal 1998 from 11.9% in fiscal 1997. These increases were due primarily to the inclusion of Teltrend Limited's research and development expenses since the Acquisition Date, increases in Teltrend's salaries for newly hired personnel and the outsourcing of certain testing services.

         In addition to this general increase in research and development expenses, the Company recorded a charge of approximately $4.0 million immediately after the acquisition of Teltrend Limited to write off the portion of the purchase price allocated to in-process research and development. The four significant projects acquired by the Company were: (1) the PAC+DPM API; (2) the SS7/Q931 For Lucent Definity: Phase 3; (3) the Interchange iQ5000 PRI/BRI; and
(4) the Interchange `97/98. These projects represent approximately 88% of the acquired purchased research and development fair value. The following table summarizes the nature of each of these significant purchased research and development products, as well as their respective fair values at the date of acquisition.

                                                                                                                   FAIR VALUE
PROJECT                                                   NATURE OF PROJECT                                           (000'S)
-------                                                   -----------------                                           -------
PAC+DMP                   The Application Programming Interface (API) for the NiQ router software                        $440
API                       that enables third parties to develop and integrate, within the NiQ router, their own special or custom communications software.

SS7/Q931                  Phase 3 added an updated processor and common board for all protocol                         $1,329
for Lucent Definity:      applications to Phase 2.  For SS7 application, it provides dual board
Phase 3                   resilience, added maintenance features and features for enhanced call center solutions.

Interchange               The 5000 concentrates up to 16 Basic Rate ISDN lines and converts these into a               $1,098
iQ5000                    single Primary Rate ISDN line.  Used by service providers and campus networks
PRI/BRI                   to deploy Basic Rate ISDN services remote from the ISDN switch.

Interchange               A combination of channel grooming, address translation and traffic                             $643
`97/98                    concentration features added to the Interchange software.


         As of the acquisition date, each of these significant research and development projects were under development. The following table summarizes the estimated time and costs to complete each of these significant acquired in-process research and development projects as of their acquisition date.


                                              ORIGINAL             ESTIMATED
                                              ESTIMATED        COMPLETION COSTS
                  PROJECT                 COMPLETION DATE           (000'S)
                  -------                 ---------------     ----------------
PAC+DMP API                                   June 98                $133
SS7/Q931 for Lucent Definity: Phase 3          Feb 98                $175
Interchange iQ5000 PRI/BRI                     Dec 97                $312
Interchange '97/98                            July 98                $393

         As of the end of fiscal 1998, all significant projects acquired in connection with the Teltrend Limited acquisition had reached technological feasibility. Because the products using these significant research and development projects were in the initial stages of commercialization as of the end of fiscal 1998, there were risks and uncertainties about the Company's ability to successfully commercialize these products. These risks and uncertainties related to, among other things: (i) the ability of these products to gain market acceptance and (ii) changes in customer requirements and evolving technologies that could impact the demand for these products.

         General and Administrative. General and administrative expenses in fiscal 1998 increased 64.1%, or approximately $2.8 million, to approximately $7.3 million from approximately $4.5 million in fiscal 1997. As a percentage of total net sales, general and administrative expenses increased to 7.5% in fiscal 1998 from 5.5% in fiscal 1997. These increases were primarily attributable to general and administrative expenses incurred by Teltrend Limited, and, to a lesser extent, to an increase in Teltrend's professional services expense. The Company expects that a replacement patent license entered into by the Company in the fourth quarter of fiscal 1998 (which applies various royalty rates to various of the Company's products) will cause an incremental increase in the Company's general and administrative expenses during fiscal 1999 of approximately $400,000.

         Other Income. Other income in fiscal 1998 was approximately $0.6 million compared to approximately $1.4 million in fiscal 1997. The interest income component of other income (primarily derived from interest earned on cash equivalents and marketable securities) declined slightly due to the cash expended for the purchase of Teltrend Limited. In addition, the Company suffered currency translation losses during fiscal 1998 (reflected in the "Other - net" component of "Other income") of approximately $0.7 million on market risk sensitive instruments related to Teltrend Limited. While the Company believes that it has taken steps to substantially reduce the likelihood that its results of operations will continue to be impacted by currency exchange rate fluctuations, there can be no assurance that currency exchange rate fluctuations will not have an adverse effect on the Company's results of operations during fiscal 1999. See "Quantitative and Qualitative Disclosures About Market Risk."

         Income Taxes. A provision for income taxes of approximately $4.3 million was recorded in fiscal 1998 compared to approximately $6.2 million in fiscal 1997. This decrease in income tax provision is principally a function of the change in the level of the Company's net income before taxes in fiscal 1998 compared to fiscal 1997. The fiscal 1998 provision reflects the foreign losses which are not currently deductible for tax purposes.

FISCAL 1997 COMPARED TO FISCAL 1996

         Net Sales. Net sales in fiscal 1997 decreased 5.4%, or approximately $4.7 million, to approximately $81.2 million, from approximately $85.9 million in fiscal 1996. The decrease in net sales was primarily due to a decrease in unit volume sales of the Company's VF/DLC, T1/Wireless and ISDN/DDS products of approximately $3.7 million, $1.0 million and $0.2 million, respectively. The decrease was partially offset by an increase of approximately $0.1 million in unit volume sales of HDSL products.

         The decrease in the unit volume sales of VF/DLC products was the result of generally declining sales of VF products throughout the market, offset somewhat by an increase in the sale of DLC products. The decline in sales of VF products was a continuation of a downward trend in VF sales resulting from a decline in the demand for analog services as demand for digital transmission services grows.

         The decrease in the sales of the Company's TI/Wireless products was caused largely by a decrease in the intelligent T1 repeater unit volume sales. However, the losses were offset by an increase in T1 CPE and CellPak(TM) unit volume sales. Sales of the Company's T1 intelligent line repeaters were negatively affected by the increased installation of HDSL equipment at certain RBOCs. However, another intelligent T1 repeater product, the IHR, increased in unit volume sales primarily due to the deployment of this product in conjunction with fiber optic installations. Sales of the Company's T1 CPE products, consisting of Network Interface Units ("NIUs") and associated mountings, increased due primarily to a sales agreement signed in late fiscal 1996 and the approval by certain RBOCs of new product iterations.

         The small decrease in ISDN/DDS sales resulted primarily from a decrease in the price paid by certain RBOCs for ISDN/DDS products offset by an increase in the number of RBOCs that have qualified these products since fiscal 1996.

         Gross Profit. Gross profit in fiscal 1997 decreased 8.5%, or approximately $3.3 million, to approximately $35.9 million from approximately $39.3 million in fiscal 1996. Gross profit margin in fiscal 1997 decreased to 44.3% from 45.7% in fiscal 1996. The decrease in gross profit and gross profit margin was primarily attributable to decreased sales volume and the resulting smaller revenue base over which the Company could spread its fixed manufacturing costs. Other causes included increased pressure to reduce the Company's prices, especially for ISDN products, and the Company's sale of several relatively new products with lower gross profit margins.

         Sales and Marketing. Sales and marketing expenses in fiscal 1997 and fiscal 1996 were approximately $7.3 million. As a percentage of net sales, sales and marketing expenses increased to 9.0% in fiscal 1997 from 8.5% in fiscal 1996 due to the lower sales in fiscal 1997.

         Research and Development. Research and development expenses in fiscal 1997 increased 21.9%, or approximately $1.7 million, to approximately $9.7 million from approximately $7.9 million in fiscal 1996. As a percentage of total net sales, research and development expenses increased to 11.9% in fiscal 1997 from 9.3% in fiscal 1996. The increase in dollar amount was due primarily to increases in personnel associated expenses, such as recruiting and salaries for newly hired personnel, related support equipment and the outsourcing of certain development costs.

         General and Administrative. General and administrative expenses in fiscal 1997 increased 7.9%, or approximately $0.3 million, to approximately $4.5 million from approximately $4.2 million in fiscal 1996. As a percentage of total net sales, general and administrative expenses increased to 5.5% in fiscal 1997 from 4.8% in fiscal 1996. The dollar increase was largely the net result of an increase in salaries and professional services and a reduction in bad debt expense and accrued bonuses.

         Other Income. Other income in fiscal 1997 was approximately $1.4 million compared to approximately $0.8 million in fiscal 1996. The increase was due to interest earned on cash equivalents and marketable securities purchased with the proceeds from the Company's sale in the second quarter of fiscal 1996 in a registered public offering of 575,000 shares of its Common Stock and cash flow from operations. See Note 1 of Notes to Financial Statements.

         Income Taxes. A provision for income taxes of approximately $6.2 million was recorded in fiscal 1997 compared to approximately $8.5 million in fiscal 1996. This decrease in income tax provision is principally a function of the change in the level of the Company's net income before taxes in fiscal 1997 compared to fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At July 25, 1998, the Company had no long-term indebtedness and had working capital of approximately $38.4 million, which included cash and cash equivalents of approximately $23.0 million and marketable securities of approximately $2.0 million. The decrease in working capital from approximately $44.1 million at the end of fiscal 1997 was due primarily to the acquisition of Teltrend Limited. The total acquisition cost of Teltrend Limited was approximately $14.5 million and was funded with the Company's cash on hand.

         Cash used for capital expenditures was approximately $4.0 million in fiscal 1998 compared to approximately $4.2 million in fiscal 1997. Most of the capital expenditures in fiscal 1998 were for the purchase of manufacturing test equipment and engineering equipment, and for the purchase of a research and development facility in St. Charles, Illinois.

         As of July 25, 1998, the Company had net trade accounts receivable of approximately $12.9 million, compared to approximately $7.8 million as of the end of fiscal 1997. This increase was due to the increase in sales and the inclusion of Teltrend Limited's accounts receivable in the Company's total. For fiscal 1998, inventories decreased by approximately $0.3 million, from approximately $11.0 million at the end of fiscal 1997 to approximately $10.7 million at the end of fiscal 1998. The decrease in inventory was the net result of a successful effort to reduce inventory levels and the addition of inventory related to the Company's purchase of Teltrend Limited.

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

         On March 3, 1998, the Company's Board of Directors authorized the purchase of up to $8.0 million worth of the Company's Common Stock. Purchases may be made form time to time in the open market, subject to the requirements of applicable laws, and if, made will be financed with existing cash and cash equivalents, marketable securities and cash from operations. As of July 25, 1998, the Company had purchased 101,000 shares of Common Stock at a cost of approximately $1.7 million. As of September 25, 1998, the Company had purchased an additional 432,000 shares of Common Stock at a cost of approximately $6.2 million.

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

         As of the end of fiscal 1998, the Company had substantially completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company had determined that certain of its IT systems needed to be upgraded or replaced to address Year 2000 issues. With respect to the Company's U.S. operations, the Company believed that all necessary upgrades of its IT systems had been completed or would be completed by December 31, 1998. Such upgrades were generally covered by service contracts previously entered into by the Company in the ordinary course of business and thus had been or were expected to be accomplished without material cost to the Company. The Company also believed that a portion of Teltrend Limited's IT systems needed to be upgraded or replaced to address Year 2000 issues (including Teltrend Limited's financial accounting system and general office software). It was anticipated that those replacements and upgrades would be completed by June 30, 1999 at a total estimated cost of $250,000 (of which approximately $35,000 had already been incurred). Validation testing is conducted as systems are upgraded and replaced.

         The Company has completed the majority of the assessment and analysis of its internal non-IT systems and equipment to determine the potential costs and scope of any Year 2000 issues. Based on this assessment and analysis to date, the Company is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment. Because, however, the Company is still in the process of analyzing whether any Year 2000 issues exist with respect to certain key manufacturing and test equipment, there can be no assurance that the Company will not experience a material adverse effect due to Year 2000 issues affecting this equipment. As of the end of fiscal 1998, the Company anticipated completing its assessment and analysis of this equipment by December 31, 1998. Remediation and validation testing was to be planned and scheduled as necessary based on the outcome of this review.

         In addition, the Company was in the process of making inquiries of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have any Year 2000 issues that will materially and adversely impact the Company. In the course of these inquiries, which, as of the end of fiscal 1998, had focused on the Company's key U.S. customers and suppliers, the Company had not been made aware of any material Year 2000 issues which would adversely affect the Company. The Company expected to complete the survey of all such third parties by December 31, 1998.

         Based upon the Company's review of its internal systems and equipment and the status of the Company's survey of third parties with whom it has material business relationships, the Company had not identified any material risks related to or, except as set forth above, costs to address Year 2000 issues. There can be no assurance, however, that Year 2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 problems.

         The Company intends to continue the review, remediation and testing of its Year 2000 status and, to the extent necessary, it will develop Year 2000 contingency plans for critical business processes.

NEW ACCOUNTING RULES

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Title                                                                        Page No.
-----                                                                        --------
Report of Independent
    Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

Consolidated Balance Sheets
   at July 25, 1998 and
   July 26, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Consolidated Statements of
   Income for the years ended
   July 25, 1998, July 26, 1997, and
   July 27, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Consolidated Statements of Stockholders
   Equity for the years ended
   July 25, 1998, July 26, 1997, and
   July 27, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Consolidated Statements of Cash Flows for the
   years ended July 25, 1998, July 26, 1997,
   and July 27, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . 14

REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF TELTREND INC.,

         We have audited the accompanying consolidated balance sheets of Teltrend Inc. as of July 25, 1998 and July 26, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended July 25, 1998, July 26, 1997, and July 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teltrend Inc. as of July 25, 1998, and July 26, 1997, and the results of its operations and its cash flows for each of the years ended July 25, 1998, July 26, 1997, and July 27, 1996, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

/s/ ERNST & YOUNG LLP

Chicago, Illinois
August 28, 1998

CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             JULY 25,           JULY 26,
                                                                                               1998               1997
                                                                                               ----               ----
Current assets:
   Cash and cash equivalents                                                                  $22,994            $11,837
   Marketable securities                                                                        1,951             20,930
   Trade accounts receivable, net of allowance for
      doubtful accounts of $287 and $100                                                       12,899              7,834
   Inventories                                                                                 10,656             11,048
   Deferred income taxes                                                                        1,474              1,871
   Prepaid expenses and other current assets                                                    4,367                964
                                                                                              -------            -------
                                                                                               54,341             54,484
Land and buildings                                                                              3,422              1,949
Machinery and equipment                                                                        18,076             14,528
Leasehold improvements                                                                          1,310                935
Accumulated depreciation                                                                      (12,080)            (9,372)
                                                                                              -------            -------
                                                                                               10,728              8,040
Deferred income taxes                                                                           1,705                134
Intangible assets, less accumulated amortization of $380                                        4,830                  -
Other assets, less accumulated amortization of $138 and $124                                      166                173
                                                                                              -------            -------
                                                                                              $71,770            $62,831
                                                                                              =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $ 6,194            $ 3,443
   Accrued expenses                                                                             9,099              6,904
   Income taxes payable                                                                           690                 49
                                                                                              -------            -------
                                                                                               15,983             10,396
Deferred income taxes                                                                           2,483                  -
Commitments and contingencies                                                                       -                  -
Stockholders' equity:
Common stock, $0.01 par value, 15,000,000 shares
   authorized and 6,462,046 and 6,436,321 issued and
   6,361,046 and 6,436,321 outstanding, respectively                                               64                 64
Additional paid-in capital                                                                     99,520             99,328
Treasury stock                                                                                 (1,733)                 -
Accumulated deficit                                                                           (44,718)           (46,957)
Foreign currency translation adjustment                                                           171                  -
                                                                                              -------            -------
                                                                                               53,304             52,435
                                                                                              -------            -------
                                                                                              $71,770            $62,831
                                                                                              =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            YEAR ENDED
                                                                                            ----------
                                                                            JULY 25,         JULY 26,          JULY 27,
                                                                              1998             1997              1996
                                                                              ----             ----              ----
Net sales                                                                   $ 96,762          $81,243           $ 85,913
Cost of sales                                                                 52,125           45,296             46,644
                                                                            --------          -------           --------
Gross profit                                                                  44,637           35,947             39,269
Operating expenses:
   Sales and marketing                                                        13,166            7,333              7,309
   Research and development                                                   14,307            9,686              7,944
   Purchased in-process research and development                               3,995                -                  -
   General and administrative                                                  7,253            4,495              4,164
                                                                            --------          -------           --------
                                                                              38,721           21,514             19,417
                                                                            --------          -------           --------
Income from operations                                                         5,916           14,433             19,852
Other income (expense):
   Interest income                                                             1,339            1,468                827
   Other - net                                                                  (737)             (31)               (62)
                                                                            --------          -------           --------
                                                                                 602            1,437                765
                                                                            --------          -------           --------
Income before income tax provision                                             6,518           15,870             20,617
Provision for income taxes                                                     4,279            6,242              8,453
Net income                                                                  $  2,239          $ 9,628           $ 12,164
                                                                            ========          =======           ========
Net income per share of common stock                                        $   0.35          $  1.50           $   1.94
                                                                            ========          =======           ========
Average common shares outstanding                                              6,434            6,430              6,261
                                                                            ========          =======           ========
Net income per share of common stock -
   assuming dilution                                                        $   0.34          $  1.45           $   1.86
                                                                            ========          =======           ========
Average common shares outstanding -
   assuming dilution                                                           6,503            6,654              6,552
                                                                            ========          =======           ========

The accompanying notes are an integral part of these consolidated financial statements.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          COMMON    ADDITIONAL     TREASURY    ACCUMULATED    CUMULATIVE         TOTAL
                                           STOCK      PAID-IN        STOCK       DEFICIT      TRANSLATION    STOCKHOLDERS'
                                         PAR $. 01    CAPITAL                                 ADJUSTMENT        EQUITY
                                         ---------    -------                                 ----------        ------
Balance, July 29, 1995                     $58        $84,108    $       -      ($68,749)            $  -      $ 15,417
   Public offering                           6         14,750            -             -                -        14,756
   Options exercised                         -              4            -             -                -             4
   Tax benefit from exercise of
      stock options                          -            304            -             -                -           304
   Net income                                -              -            -        12,164                -        12,164
                                           ---        -------    ---------      --------            -----      --------
Balance, July 27, 1996                      64         99,166            -       (56,585)               -        42,645
   Options exercised                         -             18            -             -                -            18
   Tax benefit from exercise of
      stock options                          -            144            -             -                -           144
   Net income                                -              -            -         9,628                -         9,628
                                           ---        -------    ---------      --------            -----      --------
Balance, July 26, 1997                      64         99,328            -       (46,957)               -        52,435
   Options exercised                         -             77            -             -                -            77
   Tax benefit from exercise of
      stock options                          -            115            -             -                -           115
   Change in cumulative translation
      adjustment                             -              -            -             -              171           171
   Purchase of 101,000 shares                -              -       (1,733)            -                -        (1,733)
   Net income                                -              -            -         2,239                -         2,239
                                           ---        -------    ---------      --------             ----       -------
Balance, July 25, 1998                     $64        $99,520    ($  1,733)     ($44,718)            $171       $53,304
                                           ---        -------    ---------      --------             ----       -------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)


                                                                                         YEAR ENDED
                                                                                         ----------
                                                                   JULY 25,              JULY 26,                 JULY 27,
                                                                     1998                  1997                     1996
                                                                     ----                  ----                     ----
Net income                                                          $ 2,239              $ 9,628                  $12,164
Adjustments to reconcile net income to net cash
       provided by operating activities:
    Purchased in-process research and development                     3,995                    -                        -
    Depreciation                                                      2,899                2,028                    1,742
    Amortization                                                        394                    -                        -
    Loss (gain) on sale of equipment                                      6                  (14)                       7
    Deferred income taxes                                             1,309                  989                        6
    Changes in certain assets and liabilities:
       Accounts receivable                                           (2,926)               4,107                   (3,841)
       Inventories                                                    2,589                1,301                   (4,420)
       Prepaid expenses and other current assets                       (610)                 170                     (437)
       Accounts payable                                               1,115               (2,574)                     603
       Income taxes payable                                             641                   49                     (721)
       Accrued expenses                                                 325               (1,718)                   1,712
       Other assets and liabilities                                      54                    -                        -
                                                                    =======              =======                  =======
Net cash provided by operating activities                            12,030               13,966                    6,815

FINANCING ACTIVITIES
Exercise of common stock options
    (including tax benefit)                                             192                  162                      308
Proceeds from public stock offering                                       -                    -                   14,756
Payment of long-term debt                                                 -                    -                     (238)
Purchase of treasury stock                                           (1,733)                   -                        -
                                                                    =======              =======                  =======
Net cash provided by (used for) financing activities                 (1,541)                 162                   14,826

INVESTING ACTIVITIES
Capital expenditures                                                 (4,049)              (4,192)                  (3,204)
Acquisition of business, net of cash acquired                       (14,394)                   -                        -
Purchase of marketable securities                                    (1,951)             (40,745)                       -
Proceeds from sale of marketable securities                          20,930               19,815                        -
Proceeds from sale of equipment                                         143                   32                       19
Other investing activities                                               (7)                 (90)                      17
                                                                    =======              =======                  =======
Net cash provided (used for) investing activities                       672              (25,180)                  (3,168)
Effect of exchange rate changes on cash                                  (4)                   -                        -
                                                                    =======              =======                  =======
Net increase (decrease) in cash and
    cash equivalents                                                 11,157              (11,052)                  18,473
Cash and cash equivalents, beginning of period                       11,837               22,889                    4,416
                                                                    =======              =======                  =======
Cash and cash equivalents, end of period                            $22,994              $11,837                  $22,889
                                                                    =======              =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         PUBLIC OFFERING

                  During the second quarter of fiscal 1996, the Company sold 575,000 shares of its Common Stock pursuant to a registered public offering ("Public Offering") of shares of Common Stock. The net proceeds of the Public Offering received by the Company totaled approximately $14.7 million (after deducting underwriting discounts, commissions and expenses).

         ACQUISITION OF TELTREND LIMITED

                  On September 18, 1997 (the "Acquisition Date"), Teltrend purchased the outstanding shares of Securicor 3net Limited of Basingstoke, England (with operations in the United Kingdom, New Zealand and China) and its U.S. affiliate Securicor 3net Inc. (together "Teltrend Limited") for total acquisition costs of approximately $14.5 million. Teltrend Limited is a telecommunication equipment and software company having annualized revenues in excess of $15 million. The transaction was accounted for as a purchase and therefore the results of Teltrend Limited since the Acquisition Date are included with the results of Teltrend. The purchase price was allocated to identifiable tangible and intangible assets, including purchased in-process research and development, on the basis of fair values as determined by an independent appraisal. All references in these notes to "Teltrend" or the "Company" refer to Teltrend Inc. and its wholly owned subsidiaries, collectively, which includes Teltrend Limited (and its wholly owned subsidiaries) from and after the Acquisition Date.

                  The following table summarizes, on an unaudited pro forma basis, the combined results of operations as if the above described acquisition had taken place on July 28, 1996. Purchased in-process research and development assets of approximately $4 million were written off in the fiscal 1998 Consolidated Statement of Income, and this is reflected in the fiscal 1997 pro forma results presented below.

         PRO FORMA INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE YEAR ENDED
                                                                             ------------------
                                                                           JULY 25,         JULY 26,
                                                                             1998             1997
                                                                             ----             ----
              Net sales                                                    $97,975          $ 99,444
              Net income (loss)                                            $ 1,797          $ (1,593)
              Net income (loss) per share - assuming dilution              $  0.28          $  (0.24)
                                                                           -------          --------



                  The value of in-process research and development purchased in the Teltrend Limited acquisition was determined by estimating the projected net cash flows relating to products under development and discounting such cash flows to their net present values. The four significant projects acquired by the Company were: (1) the PAC+DPM API;
         (2) the SS7/Q931 for Lucent Definity: Phase 3; (3) the Interchange iQ5000 PRI/BRI; and (4) the Interchange `97/98. These projects represent approximately 88% of the acquired purchased research and development fair value. The following table summarizes the nature of each of these significant purchased research and development projects as well as their respective fair values at the date of acquisition.

                                                                                                  FAIR VALUE
         PROJECT                         NATURE OF PROJECT                                         (000'S)
         -------                         -----------------                                         -------
         PAC+DMP  The Application Programming Interface (API) for the NiQ router                    $  440
             API  software that enables third parties to develop and integrate, within the
                  NiQ router, their own special or custom communications software.

        SS7/Q931  Phase 3 added an updated processor and common board for all protocol              $1,329
      for Lucent  applications to Phase 2. For SS7 application, it provides dual board
        Definity: resilience, added maintenance features and features for enhanced call
         Phase 3  center solutions.



     Interchange  The 5000 concentrates up to 16 Basic Rate ISDN lines and converts                          $1,098
         iQ5000    these onto a single Primary Rate ISDN line. Used by service
         PRI/BRI   providers and campus networks to deploy Basic Rate ISDN services remote from the
                   ISDN switch.

     Interchange   A combination of channel grooming, address translation and traffic                          $643
          '97/98   concentration features added to the Interchange software.

                  The most significant and uncertain assumptions that affected the Company's valuation of the purchased in-process research and development projects include: (i) the period of time over which economic benefits were expected to commence; (ii) their expected income or cash flow generating ability; and (iii) the risk adjusted discount rate. The cash flows from the significant research and development projects were forecast to begin upon the completion of the development process, peak two to three years thereafter, and be followed by a steady decline. The following table summarizes, for each significant in-process project acquired, the original estimated completion date, the projected peak year of sales for the related product and the projected average after-tax cash flow decline for the related product after its sales peak.


                                                            ORIGINAL
                                                            ESTIMATED                           AVERAGE ANNUAL
                                                           COMPLETION         PEAK YEAR      AFTER-TAX CASH FLOW
                                            PROJECT           DATE            OF SALES            DECLINE
                                            -------        ----------         ---------      -------------------
         PAC+DMP API                                         June 98             2000                -41%
         SS7/Q931 for Lucent Definity: Phase 3               Feb 98              2001                -42%
         Interchange iQ5000 PRI/BRI                          Dec 97              2002                -39%
         Interchange `97/98                                  July 98             2000                -38%

                  The assumed income generating ability of the various projects was based on the sales and profit potential of the related product, as well as the allocation of product income to the in-process technologies relative to existing developed and post acquisition yet-to-be-defined technologies expected to ultimately support the product upon project completion. Sales estimates were based on targeted market share, historical pricing trends and expected product life cycles. Projects PAC+DPM API, SS7/Q931 For Lucent Definity: Phase 3, Interchange iQ5000 PRI/BRI and Interchange `97/98 were projected to have gross margins of 40%, 70%, 70% and 60%, respectively. This is compared to historical gross margins for the fully developed products acquired in the Teltrend limited purchase that were greater than 65% on average. Other operating expenses, which included selling and marketing and general and administrative expenses, were estimated at approximately 30% of sales. In addition, the discount rate utilized for all acquired in-process technologies was estimated at 30% in consideration of Teltrend Limited's 15% estimated Weighted Average Cost of Capital ("WACC") and the fact that the in-process technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Teltrend Limited's WACC, management reflected the risk premium associated with achieving the timing and estimated cash flows associated with these projects. Management is responsible for the integrity of the financial information utilized in the valuation of the acquired research and development.

2.  DESCRIPTION OF BUSINESS

                  The Company designs, manufactures and markets a broad range of products, such as channel units, repeaters and termination units, that are used by telephone companies to provide voice and data services over the existing telephone network, primarily in the Local Loop, as well as a wide range of remote local area network internetworking, ISDN remote access and virtual private networking products. The Company's fiscal year-end is the last Saturday in July.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. Intercompany amounts and transactions have been eliminated in consolidation. Exchange rate fluctuations from translating the financial statements of subsidiaries located outside the United States into U.S. dollars are recorded in a separate component of stockholders' equity. All other foreign exchange gains and losses (approximately a $0.7 million loss in fiscal 1998) are included on the income statement under the caption "Other-net."

         CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

        The Company invests in debt instruments with a maturity of greater than three months and less than or equal to one year. Such securities are classified as held-to-maturity, as the Company has the intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which approximates fair value.

INVENTORIES

         Inventories are stated at the lower of cost, as determined by the first in, first out method, or market value.

REVENUE RECOGNITION

         The Company recognizes revenue upon shipment of goods and transfer of title to customers.

INCOME TAXES

         The Company accounts for income taxes using the liability method as required by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

PROPERTY, PLANT, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Land, buildings, equipment and leasehold improvements are recorded at cost. The Company uses the straight-line method of computing provisions for depreciation and amortization of property, equipment and leasehold improvements. Service lives for principal assets are 35 to 39 years for buildings and three to ten years for equipment and leasehold improvements.

INTANGIBLE ASSETS

         At each balance sheet date, the Company evaluates for recognition of potential impairment its recorded intangible assets against its projected discounted cash flows. Intangible assets are principally being amortized over 15 years.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

EARNINGS PER SHARE

         In January 1998, the Company adopted SFAS No. 128, "Earnings Per Share," requiring dual presentation of basic and diluted income per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. EPS amounts for all periods have been presented, and where necessary, restated to conform to FASB Statement 128 requirements.

         The following table sets forth the computation of basic and diluted income per share (in thousands of dollars, except per share data).


                                                                   YEAR ENDED
                                                                   ----------
                                                   JULY 25,         JULY 26,           JULY 27,
                                                     1998             1997               1996
                                                     ----             ----               ----
Numerator:
Net income                                        $    2,239         $    9,628       $   12,164
                                                  ----------         ----------       ----------
Denominator:
Weighted average shares outstanding                6,434,025          6,430,286        6,260,989
Effect of dilutive stock options                      68,667            224,202          291,350
                                                  ----------         ----------       ----------
Weighted average shares outstanding -
    assuming dilution                              6,502,692          6,654,488        6,552,339
                                                  ----------         ----------       ----------
Net income per share                              $     0.35         $     1.50       $     1.94
                                                  ----------         ----------       ----------
Net income per share - assuming dilution          $     0.34         $     1.45       $     1.86
                                                  ----------         ----------       ----------

         STOCK OPTIONS

                  Stock options are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB #25"). Under APB #25, no compensation expense is recognized when the exercise price of the option equals the fair value of the underlying stock on the grant date.

         NEW PRONOUNCEMENTS

                  In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which the Company will be required to adopt in fiscal 1999. This statement requires the components of comprehensive income to be disclosed in the financial statements. The Company does not expect the adoption of the SFAS to have a material impact on the Company's financial position, results of operations or cash flow.

         RECLASSIFICATION

                  Certain amounts in the fiscal 1997 and 1996 consolidated financial statements have been reclassified to conform to fiscal 1998 presentations.

4.  RETIREMENT INVESTMENT PLAN

                  The Company has a defined-contribution plan covering full and part-time personnel in the United States, who have a minimum of one-half year of service and have attained the age of 21. Participants may contribute between 1% and 15% of their annual compensation. From January 1, 1994 until July 31, 1996, the Company contributed $0.40 for each $1.00 contributed to the plan by the participant up to a maximum of 5% of the participant's annual compensation. On August 1, 1996, the Company began contributing a discretionary amount on its employees' behalf based on a formula and the Company's financial results for the year. Since the amount of the contribution depends upon the Company's performance, the amount of contribution may vary from year to year. The Company also has a defined-contribution plan covering all permanent employees in the United Kingdom who have completed three months of service and are under the age of 65. Participants contribute 4% of their annual compensation and the Company contribution is determined on a scale basis, which is dependent on the age of the participant. Company contributions to its defined-contribution plans were $620,000, $349,000 and $184,000 for the years ended July 25, 1998, July 26, 1997 and July 27, 1996, respectively.

5.  INVENTORIES

         Inventories at July 25, 1998 and July 26, 1997 were as follows:

(DOLLARS IN THOUSANDS)                                    1998         1997
                                                          ----         ----

Raw materials                                            $ 6,052       $ 6,238
Work-in-process                                            1,795         1,651
Finished goods                                             2,809         3,159
                                                         -------       -------
                                                         $10,656       $11,048
                                                         -------       -------

6.  ACCRUED EXPENSES

         Accrued expenses at July 25, 1998 and July 26, 1997 consisted of:

(DOLLARS IN THOUSANDS)                                    1998         1997
                                                          ----         ----

Salaries, wages, and bonuses                              $3,258        $2,432
Warranty                                                   1,404         1,426
Other                                                      4,437         3,046
                                                          ------        ------
                                                          $9,099        $6,904
                                                          ------        ------

7.  CREDIT FACILITY

                  In 1995, the Company entered into a credit facility (the "Bank Facility") which provides, subject to certain restrictions, up to $15 million on an unsecured basis for working capital financing. As amended, the Bank Facility will expire on July 31, 2001 and, as of July 25, 1998, no amounts were outstanding. Under the Bank Facility agreement, dividends on the Company's Common Stock are restricted so as not to exceed 50% of the Company's net income for the immediately preceding fiscal year.

8.  COMMON STOCK OPTIONS

                  The Company has a stock option plan (the "Plan") which provided for the grant of both incentive stock options and nonqualified stock options to purchase shares of the class of Class A Common Stock of the Company existing prior to the recapitalization of the Company in fiscal 1995 (the "Old Class A Stock"). Unless the applicable agreement expressly provided otherwise, each option granted under the Plan was exercisable as to 20% of the shares covered thereby immediately upon grant and as to an additional 20% of such shares on each of the next four anniversaries of the date of grant.

                  In fiscal year 1994, the Board of Directors approved a resolution to decrease the exercise price of all options outstanding to the then-estimated value of $.1643 per share from $4.1077 per share. All options outstanding under the Plan to purchase Old Class A Stock were converted into options to purchase shares of Common Stock and the Company's Board of Directors amended the Plan to provide that no additional options could be granted thereunder in the future. As of July 25, 1998, there were 58,796 options outstanding under the Plan.

                  During June 1995 the Company adopted the Teltrend Inc. 1995 Stock Option Plan (the "1995 Stock Option Plan") which provides for the grant of both incentive stock options in accordance with Section 422A of the Internal Revenue Code and nonqualified stock options. A maximum of 440,000 shares of Common Stock may be issued in the aggregate to key employees of the Company. The Compensation Committee of the Company's Board of Directors, which administers the 1995 Stock Option Plan, will determine when and to whom options will be granted. Unless the applicable agreement expressly provides otherwise, options shall become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. As of July 25, 1998, there were 324,400 options outstanding under the 1995 Stock Option Plan, all with an exercise price of $16 per share.

                  During September 1996, the Company adopted the Teltrend Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan") which provides for the grant of both incentive stock options in accordance with
         Section 422A of the Internal Revenue Code and nonqualified stock options. A maximum of 700,000 shares of Common Stock may be issued in the aggregate to key employees of the Company. The Compensation Committee of the Company's Board of Directors, which administers the 1996 Stock Option Plan, will determine when and to whom options will be granted. Unless the applicable agreement expressly provides otherwise, options shall become exercisable as to 25% of the shares covered thereby on the first anniversary of the date of grant and as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. As of July 25, 1998, there were 474,600 options outstanding under the 1996 Stock Option Plan with a range of exercise prices of $13.25 to $21.13 per share.

                  During October 1997, the Company adopted the Teltrend Inc. 1997 Non-Employee Director Stock Option Plan (the "1997 Director Option Plan"), which provides for the grant of nonqualified stock options. A maximum of 250,000 shares of Common Stock may be issued to non-employee directors of the Company. The 1997 Director Option Plan was approved by the stockholders at the Annual Meeting held on December 11, 1997.

                  Each individual elected as a director of the Company at the December 11, 1997 Annual Meeting who qualified as a non-employee director was granted an option (an "Initial Option") to purchase up to 6,000 shares of Common Stock on the date of the Annual Meeting. Thereafter, each non-employee director who has not previously been granted an option under the 1997 Director Option Plan will receive an Initial Option to purchase up to 6,000 shares of Common Stock on the date of his or her initial election to the Board. Additionally, each continuing non-employee director will be granted an additional option (an "Annual Option") to purchase up to 1,500 shares of Common Stock on each anniversary of the date his or her Initial Option was granted. Initial Options will generally vest and become exercisable as to 25% of the shares of Common Stock subject thereto on the first anniversary of the date of grant and as to an additional 25% of such Common Stock subject thereto on each of the next three anniversaries of the date of grant. All Annual Options granted under the 1997 Director Option Plan will generally vest and become exercisable on the first anniversary of the date of grant thereof. As of July 25, 1998, 36,000 options were outstanding under the 1997 Director Option Plan, all at an excercise price of $17.63 per share.

                  Transactions involving stock options granted under the Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan and the 1997 Director Option Plan are summarized as follows:


                                        NUMBER OF OPTIONS       EXERCISE PRICE
                                        -----------------       --------------

Outstanding, July 29, 1995                     450,548                   $11.76
Granted                                        129,000           28.75 to 47.00
Exercised                                      (23,794)                     .16
Canceled                                             -                        -
                                              --------          ---------------
Outstanding, July 27, 1996                     555,754                   $19.10
Granted                                        273,600           17.50 to 46.25
Exercised                                      (13,725)            .16 to 16.00
Canceled                                      (162,108)            .16 to 47.00
                                              ---------         ---------------
Outstanding, July 26, 1997                     653,521                   $17.59
Granted                                        417,500          13.25 to 21.125
Exercised                                      (25,725)            .16 to 16.00
Canceled                                      (151,500)          16.00 to 20.00
                                              ---------         ---------------
Outstanding, July 25, 1998                     893,796                   $15.89

                  The weighted average remaining contractual life of the options outstanding is 8.1 years. Of the 893,796 stock options outstanding at July 25, 1998, 329,643 are currently exercisable with a weighted average exercise price of $14.04.

                  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998, fiscal 1997 and fiscal 1996: risk-free interest rate of 6.0 percent; dividend yields of 0.0 percent; volatility factors of the expected market price of the Company's Common stock of 0.34, 0.25 and 0.25, respectively; and a weighted-average expected life of the option of 6 years.

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                  The weighted-average fair value of options was $5.06 for options granted in fiscal 1998, $7.04 for options granted in fiscal 1997, and $12.47 for options granted in fiscal 1996.

                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                    FISCAL YEAR ENDED JULY
                                                    ----------------------
                                                1998        1997         1996
                                                ----        ----         ----

Net earnings - as reported                      $2,239      $9,628      $12,164
Net earnings - pro forma                        $  836      $8,723      $11,769
Earnings per share - as reported                $ 0.34      $ 1.45      $  1.86
Earnings per share - pro forma                  $ 0.13      $ 1.31      $  1.80
                                                ------      ------      -------

                  The pro forma effect on net income for fiscal 1998, fiscal 1997 and fiscal 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996 and an increased vesting period for grants made in fiscal 1997 and fiscal 1998.

9.  LEASE COMMITMENTS

                  The Company has operating leases in effect for vehicles, equipment and facilities. Lease expense for the fiscal years ended July 25, 1998, July 26, 1997, and July 27, 1996 totaled $1,072,000,
         $540,000, and $697,000, respectively.

         Future minimum annual rental payments required under the leases are as follows:

(DOLLARS IN THOUSANDS)

Fiscal Year 1999                                                         $1,065
Fiscal Year 2000                                                            896
Fiscal Year 2001                                                            167
                                                                         ------
                                                                         $2,128
                                                                         ------

10.  INCOME TAXES

                  Deferred income taxes reflect the net tax effect of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

(DOLLARS IN THOUSANDS)                                      JULY 25,    JULY 26,
                                                              1998        1997
                                                              ----        ----

Deferred tax assets (liabilities):
   Net operating loss carryforwards                          $    -      $  293
   Product warranty accruals                                    496         570
   Inventory reserves                                           316         522
   Vacation accrual                                             437         401
   Medical reserve                                              240         220
   Unicap adjustment                                            132         102
   Purchased in-process research and development              1,473           -
   Other                                                         44         100
                                                             ------      ------
      Total deferred tax assets                               3,138       2,208
   Prepaid asset (royalty)                                     (191)          -
   Tax over book depreciation                                  (397)       (203)
   Valuation allowance                                       (1,854)          -
                                                             ------      ------
   Net recorded deferred tax assets                          $  696      $2,005
Recognized in balance sheet:
   Net deferred tax assets - current                         $1,474      $1,871
   Net deferred tax assets - noncurrent                       1,705         134
   Net deferred tax liabilities - noncurrent                 (2,483)          -
                                                             ------      ------
      Net deferred tax assets                                $  696      $2,005
                                                             ------      ------

Significant components of the provision (benefit) for income taxes are as follows:

(DOLLARS IN THOUSANDS)                             FISCAL YEAR ENDED JULY
                                                   ----------------------
                                              1998        1997            1996
                                              ----        ----            ----

Current provision
   Federal                                   $2,369       $4,103         $7,407
   State                                        601        1,150          1,040
                                             ------       ------         ------
                                              2,970        5,253          8,447
Deferred tax provision
   Federal                                    1,044          772              5
   State                                        265          217              1
                                             ------       ------         ------
                                              1,309          989              6
                                             ------       ------         ------
Provision for income taxes                   $4,279       $6,242         $8,453
                                             ------       ------         ------

                  Income taxes paid in fiscal years 1998, 1997 and 1996 totaled $3,874,000, $4,826,000 and $9,080,000, respectively.

                  Total income tax provision for each year varied from the amount computed by applying the statutory U.S. federal income tax rate to income before taxes for the reasons set forth in the following reconciliation.

                                                       FISCAL YEAR ENDED JULY
                                                       ----------------------
                                                     1998       1997      1996
                                                     ----       ----      ----

Income tax provision at the statutory rate           $2,281     $5,555    $7,216
Increase (reduction) resulting from:
   State income taxes, net of federal tax benefit       362        794     1,040
   Valuation allowance for non-United States
      net operating losses                            1,980          -         -
   Research and development tax credits                (533)         -         -
   Other, net                                           189       (107)      197
                                                     ------     ------    ------
Actual income tax provision                          $4,279     $6,242    $8,453
                                                     ------     ------    ------

                  In fiscal 1998, foreign losses before income taxes of $8.1 million reduced consolidated income before income taxes to $6.5 million.


11.  COMMITMENTS AND CONTINGENT LIABILITIES

                  The Company had commitments to purchase raw materials under purchase contracts with various vendors totaling approximately $8,986,000 at July 25, 1998 and $6,321,000 at July 26, 1997.

12.  SIGNIFICANT CUSTOMERS

                  Five customers represented: 30.1%, 16.8%, 13.8%, 10.8% and 10.3% of net sales in fiscal 1998; 30.5%, 26.0%, 15.1%, 13.4% and 10.8%
         in fiscal 1997; and 25.6%, 20.6%, 18.4%, 15.4% and 15.2% in fiscal
         1996.

                  At July 25, 1998, five customers represented 21.8%, 18.6%, 8.9%, 8.1% and 6.7% of accounts receivable, and at July 26, 1997, five customers represented 33.8%, 19.9%, 16.1%, 10.9% and 8.5% of accounts receivable.

                  During fiscal 1998, there were two mergers involving significant customers of the Company. Pacific Telesis Group merged with SBC Communications, Inc. and NYNEX merged with Bell Atlantic Corp. The above percentages relating to the Company's net sales and accounts receivable were computed, for consistency, as if these mergers had been in effect for each of the years specified.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             FISCAL 1998 - QUARTER ENDED
                                                             ---------------------------
                                      OCTOBER 25,         JANUARY 24,         APRIL 25,       JULY 25,
                                         1997                1998               1998            1998
                                         ----                ----               ----            ----
Net sales                               $21,677             $22,817            $25,271         $26,998
Gross profit                              9,386              10,369             11,860          13,022
   Net income (loss)(1)                ($ 2,511)            $   863            $ 1,737         $ 2,149
                                       --------             -------            -------         -------
Net income (loss) per common
   share - assuming dilution           ($  0.38)            $  0.13            $  0.27         $  0.33
                                       --------             -------            -------         -------

                                                             FISCAL 1997 - QUARTER ENDED
                                                             ---------------------------
                                       OCTOBER 26,        JANUARY 25,       APRIL 26,        JULY 26,
                                          1996               1997             1997             1997
                                          ----               ----             ----             ----
Net sales                                $22,591            $18,825           $21,303         $18,524
Gross profit                              10,364              8,186             9,384           8,013
   Net income                            $ 3,232            $ 1,995           $ 2,438         $ 1,964
                                         -------            -------           -------         -------
Net income per common share -
   assuming dilution                     $  0.48            $  0.29           $  0.37         $  0.30
                                         -------            -------           -------         -------

(1) As required by generally accepted accounting principles, the Company recorded a $4.0 million charge immediately after the acquisition of Teltrend Limited to write off the portion of the purchase price allocated to in-process research and development.

14.  SEGMENT INFORMATION

            The Company has adopted SFAS No. 131, "Disclosures about Segments and Related Information." The Company is managed in two operating segments: the United States; and Europe and the Far East. Operations in Europe and the Far East were acquired in the first quarter of fiscal 1998 as disclosed more fully in Note 1, "Basis of Presentation," above. Therefore, segment disclosures are not applicable for fiscal years 1997 and 1996.

            The accounting policies of the operating segments are the same as those described in Note 3, "Summary of Significant Accounting Policies." Intersegment sales are not significant. Revenues are attributed to geographic areas based on the location of the areas producing the revenues.


                                                                        FISCAL 1998
                                                                        -----------
(DOLLARS IN THOUSANDS)          NET SALES     INCOME (LOSS)    NET INCOME   INDENTIFIABLE     CAPITAL         DEPRECIATION
                                              BEFORE TAXES       (LOSS)        ASSETS      EXPENDITURES     AND AMORTIZATION
                                              ------------       ------        ------      ------------     ----------------
United States                    $83,984         $14,636         $9,268         $63,520        $3,781             $2,198
Europe, Far East                  12,778          (8,118)        (7,029)          8,250           268              5,090
                                 -------          ------         ------         -------        ------             ------
Total                            $96,762          $6,518         $2,239         $71,770        $4,049             $7,288
                                 -------          ------         ------         -------        ------             ------

            Operations listed in Europe and the Far East are comprised of operations in the United Kingdom, New Zealand and China.

15.  RIGHTS PLAN

            On January 16, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock of the Company. The dividend was payable on January 27, 1997 to the holders of record of the Common Stock as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company, under certain circumstances involving the acquisition or the announcement of the intent to acquire 20% or more of the Company's Common Stock, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the"Preferred Stock") at a price of $160.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated January 16, 1997, as amended on June 1, 1998, and as the same may be further amended from time to time, between the Company and LaSalle National Bank, as Rights Agent.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM S-K.

a.       (1)       Financial Statements.

         The following financial statements of the Company are included in Item 8 of this Report:

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


         (2)       Financial Statement Schedules.

                   Schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

         (3)       Exhibits.

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

4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(1)

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(10)

4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank (previously filed).

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

10.15 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc.(3)

10.16 Third Amendment to Lease between Morgan Guaranty Trust Company of New York and the Registrant (previously filed).

10.17 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant (previously filed).

11            None.

12            None.

13            1998 Annual Report to Stockholders (previously filed).

16            None.

18            None.

21            Subsidiaries of Teltrend Inc. (previously filed).

23            Consent of Ernst & Young LLP.

24            None.

27            Financial Data Schedule (previously filed).

99            None.
--------------------

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

Teltrend Inc. will furnish any of the above exhibits to its stockholders upon written request addressed to the secretary at the address given on the cover page of this Form 10-K/A. The charge for furnishing copies of the exhibits is $.25 per page, plus postage.

b. Report on Form 8-K.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 1999.


                               TELTREND INC.


                               By: /s/ Howard L. Kirby, Jr.
                                   -------------------------------------
                                   Howard L. Kirby, Jr.
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated as of July 28, 1999.

      SIGNATURE                                   CAPACITY
      ---------                                   --------
/s/ Howard L. Kirby, Jr.
---------------------------    President and Chief Executive Officer and Chairman
Howard L. Kirby, Jr.              of the Board of Directors
                               (Principal Executive Officer)

/s/ Douglas P. Hoffmeyer
---------------------------    Sr. Vice President, Finance, Secretary and Treasurer
Douglas P. Hoffmeyer            (Principal Financial Officer)

/s/ Theodor A. Maxeiner
---------------------------    Assistant Vice President, Finance, Controller,
Theodor A. Maxeiner               Assistant Secretary and Assistant Treasurer
                                (Principal Accounting Officer)

/s/ Frank T. Cary
---------------------------     Director
Frank T. Cary

/s/ Harry Crutcher, III
---------------------------     Director
Harry Crutcher, III


---------------------------     Director
William R. Delk

/s/ Donald R. Hollis
---------------------------     Director
Donald R. Hollis

/s/ Susan B. Major
---------------------------     Director
Susan B. Major

/s/ Bernard F. Sergesketter
---------------------------     Director
Bernard F. Sergesketter