Form 10-K405
period 1999-07-31
TELTREND INC
filed 1999-10-22
CIK 943822

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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
          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          As of October 6, 1999, there were outstanding 5,779,720 shares of the registrant's Common Stock, $.01 par value per share ("Common Stock"), and no shares of the registrant's Class A Common Stock, $.01 par value per share. On that date, the aggregate market value of voting and non-voting common equity (based upon the last sale price of the registrant's Common Stock on October 6, 1999) held by non-affiliates of the registrant was $103,792,094 (5,287,422 shares at $19.63 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED JULY 31, 1999 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS ANNUAL REPORT ON FORM 10-K. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD DECEMBER 2, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS ANNUAL REPORT ON FORM 10-K.

================================================================================

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things:
(i) the Company's (as defined below) prospects, developments and business strategies for its operations, including the development and sale of certain new and established products; (ii) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (iii) the Company's expectations regarding the upcoming year 2000. These forward- looking statements are identified by their use of such terms and phrases as "believes," "anticipates," "planned," "will" and "expects," are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers; (ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See Subparagraph d. of Item 1 -- "Factors That May Affect Future Results."

                                     PART I
ITEM 1.  BUSINESS.

a.       GENERAL DEVELOPMENT OF BUSINESS

         (i) BACKGROUND

         Teltrend designs, manufactures and markets a broad range of transmission products used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline that is generally used to carry voice and data across the final link between end-users and a Telco office or field equipment. This final link is referred to as the telephone subscriber loop, or "Local Loop." The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited in September 1997 did expand the Company's markets and product lines. With the addition of Teltrend Limited, the Company has entered the telecommunication signaling interworking market, providing products that interpret and translate transmission signals to allow for interoperability between older-generation and next-generation telecommunications networks. Teltrend Limited sales are primarily targeted in Europe.

         The Company's principal executive offices are located at 620 Stetson Avenue, St. Charles, Illinois, 60174 and its telephone number at that location is (630) 377-1700. Unless the context otherwise requires: (i) all references to the "Company" or "Teltrend" in this Annual Report on Form 10-K (the "Report") collectively refer to Teltrend Inc. and its wholly owned subsidiaries; and (ii) all references herein to "Teltrend Limited" refer to Teltrend Limited and its wholly owned subsidiaries (through the sale of its wholly owned subsidiaries as described below in "--Teltrend Limited Acquisition"). The Company's fiscal year ends on the last Saturday of July each year. All references to fiscal years in this Report refer to fiscal years ending in the calendar year indicated (e.g., fiscal 1999 refers to the fiscal year ended July 31, 1999).

         (ii) TELTREND LIMITED ACQUISITION

         On September 18, 1997, the Company consummated the purchase of all the outstanding shares of Securicor 3net Limited of Basingstoke, England and its U.S. affiliate Securicor 3Net Inc. from 3Net Holdings Limited of Surrey,

England ("3Net Holdings") for a total acquisition cost of approximately $14.5 million. 3Net Holdings is a subsidiary of Securicor Communications Limited of Surrey, England. Following the acquisition, the name of Securicor 3net Limited was changed to Teltrend Limited. At the time of purchase, Teltrend Limited had operations in England, New Zealand and China. On May 28, 1999, the Company sold substantially all of the assets of Teltrend Limited's "Packet Switched" products business, which consisted of its operations in New Zealand and China, to Centrecom Systems Limited of England. The Packet Switched products included connections for local area networks ("LANs"), remote access solutions for Integrated Services Digital Network ("ISDN") technologies and secure networking between private and public networks. For more information concerning the sale of the Packet Switched products business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Report.

         (III) TELTREND INC. RIGHTS AGREEMENT

         On January 16, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock. The dividend was payable on January 27, 1997 to the holders of record of the Common Stock as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company, under certain circumstances involving the acquisition or the announcement of the intent to acquire 20% or more of the Company's Common Stock, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $160.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of January 16, 1997, as amended on June 1, 1998 to increase the acquisition threshold to 20%, and as the same may be further amended from time to time (the "Rights Agreement"), between the Company and LaSalle National Bank, as Rights Agent (the "Rights Agent"), a copy of which is included as an exhibit to this Report.

b.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

         During each of the last three fiscal years, the Company has operated in only one industry segment. For information concerning the Company's geographic areas, see the Company's financial statements included in Item 14 of this Report.

c.       NARRATIVE DESCRIPTION OF BUSINESS

         (i) GENERAL

         The Company designs, manufactures and markets a broad range of transmission products that are used by Telcos to provide data and voice services over the existing telephone network, primarily in the Local Loop. The Company also manufactures a wide range of products that convert, change and amplify transmission protocols and are used worldwide in public and private communications networks. In recent years, the demand for high-speed digital transmission over the telephone network has increased as a result of the explosive growth of the Internet and the growing communications requirements of connections between LANs, wide area networks ("WANs"), on-line data networks (which typically connect point-of-sale credit card authorization terminals, automatic teller machines, lottery terminals and reservation stations to a central computer), other on-line data services and video conferencing. The Company's products provide transmission of data and voice over the copper-wire network and permit the Telcos to maximize use of the existing infrastructure of copper wireline.

         (ii)     INDUSTRY BACKGROUND

         OVERVIEW. Transmission through the telephone network has traditionally been accomplished by analog transmission. Analog transmission, however, has been unable to provide the requisite data rates and reliability to support growing communications requirements. Digital transmission emerged in the 1970s as a reliable high-speed alternative to analog transmission. As a result, demand for digital communications service by end-users is growing, and will likely continue to grow.

         INCREASING DEPLOYMENT OF DIGITAL SERVICE IN THE LOCAL LOOP. While Telcos generally utilize fiber-optic or other systems to permit high-speed digital transmission between their communication switching facilities ("Central Offices") and from their Central Offices to switching equipment deployed in the field, transmission over copper wireline remains the principal method by which telecommunication services are provided in the "last mile," the final link between the Central Office or field switching equipment and the end-user. Increasing demand for digital transmission by end-users has given the Telcos considerable incentive to upgrade service in the Local Loop. Although replacement of the "last mile" copper wireline in the Local Loop with fiber-optic, coaxial cable, hybrid fiber-coax, wireless and other higher-speed and quality transmission media has occurred to a certain extent, widespread replacement of the copper wireline has not occurred because of the labor and capital intensive nature of the replacement process. Consequently, technologies have emerged which enhance the transmission capabilities of the copper wireline and allow the Telcos to respond to customer demand for digital service in the Local Loop at affordable rates and at a level of quality approaching that of fiber.

         TECHNOLOGICAL DEVELOPMENTS AND TRENDS. Digital Data System ("DDS") technology, when introduced in the early 1970s, was one of the first digital transmission services offered by Telcos in the Local Loop. DDS provides service between two fixed locations, also known as "dedicated" service, at rates up to 64 Kbit/sec and has typically been deployed for point-of-sale applications and other on-line data networks. The next digital service to be widely deployed in the Local Loop was T1, which is a 1.544 Mbit/sec dedicated service that can be provided over two twisted pair of copper telephone wires. Applications for T1 service include: (1) connections between the Central Office and customer telecommunications switching equipment (also known as private branch exchanges or "PBXs"); (2) T1 multiplexers, which combine multiple signals into a single signal for more efficient transmission; and (3) more recently, cellular telephone base stations. Traditional T1 service is provided by "conditioning" the existing copper wireline to meet the standards for T1 service. This conditioning requires the removal of all bridge taps, the separation of the wire pairs and the installation of mid-span repeaters to regenerate the signal every 3,000 to 6,000 feet (which is necessary because the T1 signal degrades as it passes along the copper wireline). Consequently, installation and maintenance of repeatered T1 lines is labor intensive and can be costly, depending on the length of the loop and the amount of conditioning required along the copper wireline. High Density Subscriber Line ("HDSL") technology has emerged as an accepted alternate method of providing T1 service across the copper network which does not require conditioning the lines or the installation of line repeaters for distances of up to 12,000 feet.

         Switched digital services are increasingly being deployed in the Local Loop in response to customer demand for flexible, high-speed transmission services. Whereas dedicated lines are fixed connections between two points, switched services permit the flexibility of connecting any similarly equipped locations. A newer DDS-based service provides switched 56 Kbit/sec digital transmission. In addition, basic rate ISDN technology allows a Telco to deliver switched digital transmission over the copper network at rates up to 128 Kbit/sec (plus an additional 16 Kbit/sec for special services). These technologies can support telecommuting, video conferencing and remote-LAN access. Although basic rate ISDN technology has been available for over ten years, it had not been widely deployed by Telcos until recently. Its recent increase in popularity is largely attributable to the emergence of widespread Internet usage and to cost effective customer premises equipment ("CPE") which utilizes ISDN capabilities and features.

         Other emerging technologies that provide high-speed digital services include primary rate ISDN, a switched digital line which operates at T1 speeds, and Asynchronous Digital Subscriber Line ("ADSL"), which provides sufficient capacity for delivery of video-on-demand over the copper wireline.

         OTHER INDUSTRY TRENDS. Faced with increasing competition for customers, Telcos are demanding enhanced functionality in the equipment they deploy to deliver telecommunications services. In response, equipment manufacturers have developed, and will likely continue to develop, products which can be tested, adjusted and reconfigured from a remote location ("intelligent" products) to assist Telcos in achieving labor cost savings and efficiency gains. For instance, Telcos are now deploying sophisticated T1 transmission gear that includes inherent performance monitoring ("PM") capabilities. These PM systems allow the Telcos to constantly monitor the quality of service being delivered to their T1 customers.

         The technologies which have emerged to replace the existing copper infrastructure (such as fiber-optic, coaxial cable, hybrid fiber-coax and wireless systems) remain relatively costly to install. While the transition from copper wireline to telecommunications networks based on newer technology is generally expected to be gradual, it is anticipated that the markets for and the pace of deployment of these technologies will grow as their costs decrease. Accordingly, demand for products applicable to the copper wireline will decrease and new products and services will need to be developed to address the demands of these growing markets. See Subparagraph d. (ii) of this Item 1 -- "Factors That May Affect Future Results -- Rapid Technological Changes and Dependence on New Products" and Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results -- Dependence on T1 Products."

         (iii)    PRODUCTS

         (a)      GENERAL

         Digital and analog signals from a telecommunications customer are transmitted to and gathered at a Telco's Central Office. While most of these lines are connected directly to the Central Office switch, special service lines are attached to an assembly which establishes the speed and functionality of the particular circuit. These circuit assemblies, known as channel units, connect the subscriber line to a channel bank or similar equipment which converts voice and data transmission signals as required (e.g., from analog to digital), combines or separates them as necessary (e.g., into or from a single digital stream for T1 service) and directs the signals through the telephone network. Channel banks are typically located in the Central Offices. A digital loop carrier ("DLC") within the Local Loop performs the same function as a channel bank and typically interfaces fiber-optic or some other medium which has been deployed between the Central Office and the copper wireline that runs to the end-user's premises. Along the copper wireline in the Local Loop, electronic equipment such as repeaters may be required to restore and amplify the signal. In the case of dedicated lines, a Telco typically installs a termination unit at the end-user's premises which allows testing and adjustment of the subscriber line.

         The Company manufactures a broad range of products necessary to provision the Local Loop which are designed for installation either at the end-user's premises, along the Local Loop or at the Central Offices. The Company's principal products are as follows: (i) High Capacity products, which include traditional T1 line and office repeaters and T1 network interface units and associated mountings, CellPak(TM) units for cellular and wireless base station sites, and HDSL systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; (ii) Channelized products, which include Digital Loop Carrier and Voice Frequency products ("DLC/VF") (including a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products) and ISDN/DDS products (including ISDN and DDS line repeaters, and ISDN and DDS D4 channel units); and
(iii) Conversion products (network interfacing and protocol conversion products). During the first nine months of fiscal 1999, Teltrend also offered Packet Switched products (a line of routers). On May 28, 1999, Teltrend sold substantially all of the assets of its Packet Switched products business to Centrecom Systems Limited of England.

         Most of the Company's products consist of a single printed circuit board upon which a microprocessor and other electronic components are mounted. These units generally plug into a housing at either the customer's location, the Central Office or an intermediate point along the telephone network. While the Company offers many of the housings into which these units plug, some of the units are designed specifically to plug into housings or systems manufactured by other companies, and virtually all of the units are plug compatible with various industry-standard systems, such as the Lucent SLC(R)-5 DLC system. To meet customer requirements, the Company regularly produces customized versions of its standard products to incorporate customer-specific "firmware" (embedded memory) or unique hardware (such as a customized electronic assembly) or to mount unique parts on an otherwise standard printed circuit board. Many of the Company's products enhance traditional voice and data transmission products, incorporating onboard microprocessors which allow them to perform many functions automatically and to be provisioned and tested from a remote location, thereby reducing labor costs and achieving efficiency gains.

         (b)      THE COMPANY'S PRODUCTS

         HIGH CAPACITY PRODUCTS. The High Capacity product group consists of traditional, repeatered T1 and HDSL product lines. The Company is a supplier of intelligent repeatered T1 products for the Local Loop. These products allow Telcos to quickly deploy high speed (1.544 Mbit/sec) digital service over the existing infrastructure of copper wireline in the Local Loop. T1 service is frequently deployed for Internet access, PBXs, and dedicated lines. The Company was among the first to successfully introduce cost-effective intelligent T1 repeaters, which spurred the sales growth of the Company's T1 products. Sales of High Capacity products accounted for 51.5%, 51.7% and 56.4% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively.

         Within its T1 product line, the Company currently offers intelligent network interface units ("NIUs"), intelligent office repeaters, intelligent line repeaters and T1 mountings. The Company's NIUs are installed by Telcos to terminate a T1 line at the customer's premises and to allow testing of the circuit. The Company's T1 repeater products are installed by Telcos to regenerate a T1 signal that has degraded due to transmission over a long distance of copper wireline. These repeaters contain addressable loopback circuits that allow rapid fault isolation from a remote location. This remote testing capability allows Telcos to offer improved service at a lower cost in the increasingly competitive telecommunications environment.

         The latest generation of NIUs contain extensive PM capabilities for both directions of T1 transmission (toward the customer and toward the network). The PM NIUs provide crucial information to the network provider regarding the quality and availability of their delivered T1 services. PM NIUs can be deployed at the network interface, terminating all forms of T1 transmission facilities -- repeatered T1, HDSL or fiber-based. The Company believes that its PM NIU sales and the market for PM NIU products will show moderate growth over the next several years.

         HDSL technology is the primary method of providing T1 service over the copper wireline in the Local Loop. HDSL is easier to provision than traditional T1 service because it eliminates the need to condition the wireline and to install line repeaters for distances of up to 12,000 feet. Despite the use of HDSL, Telcos continue to deploy traditional repeatered T1 service on established or long repeatered T1 routes. However, the Company expects that demand for its T1 products (which provide traditional repeatered T1 service) will decline as the cost of HDSL systems declines. The Company manufactures a 4-wire HDSL product line which has been approved and purchased by two Telcos. See Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results -- Dependence on T1 Products." The HDSL market in the United States is highly competitive and currently dominated by three companies: PairGain Technologies, Inc. ("PairGain"); ADC Telecommunications, Inc. ("ADC"); and ADTRAN, Inc. ("ADTRAN"). See " -- Competition."

         The Company has recently introduced an intelligent "network integrated" system platform called Advanced Span Termination System ("ASTS"). This system is optimized for deployment of 2-wire HDSL ("HDSL2"), along with traditional T1 and 4-wire HDSL. With integrated protection switching, test access and remote management, ASTS drastically reduces the cost of T1 deployment and maintenance. The Company believes that this highly differentiated product should provide increased penetration into the HDSL market.

         Recently, the Company began to introduce a full line of HDSL2 products based on standards compliant Level One HDSL2 Chip Set.

         The CellPak(TM) product line provides T1 transport in a completely self-contained, pre-tested, outdoor package for providing a Telco demarcation to cellular or personal communications services providers via metallic or fiber-optic lines. Coordination problems that are often encountered between the wireless operator and the Telco are greatly reduced by the CellPak(TM), both in original installation and in maintenance situations. Teltrend's CellPak(TM) systems are available with HDSL, HDSL2, conventional T1, or fiber-optic feeds. The latest product addition, CP550, specifically addresses cell sites located on high-voltage transmission lines to provide the necessary protection of the transmission line from the voltage.

         CHANNELIZED PRODUCTS. Channelized products consist of DLC, VF, ISDN and DDS product lines. Sales of Channelized products accounted for 32.3%, 34.9% and 43.9% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. Within its DLC product line, the Company manufactures an advanced 2-wire foreign exchange unit ("2FXO") for the Lucent SLC(R)96 and D4 systems. The 2FXO uses microprocessor control to compensate for network anomalies caused by variations in PBXs and Central Office switches. It thereby eliminates various operational and billing problems commonly experienced with foreign exchange lines.

         The Company also manufactures a 2-wire dial pulse terminate unit with gain transfer ("DPT/GT") for D4 channel bank systems. The DPT/GT uses microprocessor control to provide an automated precision balance. This saves time and manpower in provisioning service and eliminates operational performance problems (such as "howling") due to maladjustment from manual trial-and-error balancing.

         Teltrend's DCAC 4570 cross-connects (or tandems) a circuit through a Central Office digitally. This allows 56Kbps modems to operate over these circuits while providing full analog test access, which allows the telephone company to test circuits at each tandem point to quickly isolate faults and repair circuits, thereby improving performance and service to their customers. Teltrend's DCAC 4570 makes digital signal integrity and testability available to smaller Central Offices immediately.

         Teltrend's FXS/DPO/GT4555 multifunction D4 unit provides customers with the multiple benefits of improved circuit performance and reduced manpower required to install the unit due to its built-in auto balance. Because the unit is multifunctional, it replaces up to eight traditional models and saves RBOCs substantial expense by reducing inventory requirements of spare units.

         In addition to competing in the DLC market by supplying special service channel units for the existing infrastructure of Lucent DLC systems (SLC(R)96, SLC(R)-5), the Company is now providing products to original equipment manufacturers (OEMs) of channel units by selling channel units to Next Level Systems, Inc., another DLC systems company.

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

         The Company believes that the domestic market for its VF products is decreasing, and will likely continue to decrease, as digital data transmission services within the Local Loop become less costly and more widely deployed. However, the Company intends to expand its marketing efforts for its VF products to independent Telcos and to international markets in an effort to partially offset the effects of this decline in domestic demand for VF products.

         The Company is currently manufacturing, developing and marketing products based on basic rate ISDN technology. This technology allows Telcos to provide their customers with two 64 Kbit/sec digital channels for voice or data, plus an additional data channel for special purposes, over a single twisted pair of copper wires. While most digital transmission services require a dedicated line, ISDN is a switched service. This offers the end-user the flexibility of conventional dial-up service with the speed and quality of digital transmission. In addition, multiple ISDN lines can be aggregated to provide the bandwidth required for applications such as video conferencing.

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

         The Company's DDS products are used by Telcos to deliver digital service across copper wires in the Local Loop at speeds from 2.4 to 64 Kbit/sec. The majority of DDS service is provided by means of a dedicated line, but switched 56 Kbit/sec service is also available. As with the Company's analog VF data transmission products, DDS service is typically used by customers to connect geographically dispersed computer terminals to a central computer. In recent years, DDS has benefited from the trend toward digital service described above, including frame relay service for Internet access.

         CONVERSION PRODUCTS. Teltrend Limited supplies ISDN access solutions such as protocol conversion, concentration of multiple signals into a single channel, routing and remote management units. These enable telecommunications service and equipment providers to facilitate basic rate and primary rate delivery by providing support for interfaces and services not otherwise compatible with the providers' technology. The Company previously offered a line of routers, known as its Packet Switched products line. However, on May 28, 1999, the Company sold the Packet Switched products line. See Subparagraph a.
(ii) of this Item 1 -- "General Development of Business - Teltrend Limited Acquisition." Sales of Conversion products accounted for 12.3% and 7.8% of the Company's net sales in fiscal 1999 and 1998, respectively.

         (iv)     CUSTOMERS

         The Company's principal customers are the RBOCs. The Company also sells its products to certain independent U.S. Telcos and large international telecommunications equipment providers. Sales to the RBOCs accounted for approximately 75.5%, 81.7% and 95.8% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, sales to SBC Communications Inc. (which merged with Pacific Bell in fiscal 1998), BellSouth Telecommunications Inc., Bell Atlantic (which merged with NYNEX in fiscal 1998), Ameritech Corp., and US WEST Inc. accounted for 23.7%, 19.2%, 14.9%, 10.7%, and 7.1%, respectively, of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in fiscal 1999. See Subparagraph d. (iii) of this Item 1 -- "Factors That May Affect Future Results -- Reliance on Certain Customers."

         Prior to selling a product to a Telco customer, the Company generally must first submit that product for qualification by the customer. Accordingly, the Company is continually submitting successive generations of its current products as well as new products to its customers for qualification. Although the qualification process varies somewhat among customers, the Company's experience is that the process can take anywhere from a few weeks to a year or more and generally consists of the following three phases:

         - Laboratory Evaluation. The product's function and performance are tested against all relevant industry standards, such as those set by Telcordia Technologies Inc., formerly known as Bell Communications Research, Inc. ("Telcordia").

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

         (v)      MARKETING, SALES AND DISTRIBUTION

         The Company's sales in the United States are made by its field sales organization, which is deployed throughout the United States. The marketing, sales and customer service employees based at the Company's headquarters support these field salespersons and often become involved in the sales process. Teltrend Limited's sales and marketing teams consist of 12 people based in the U.K. All international sales and support operations are orchestrated from Teltrend Limited's headquarters in the U.K. The Company also sells its products through distributors. Although the Company has agreements with many of these distributors, these agreements do not establish minimum purchase commitments and are generally terminable by either party upon 60 days notice. For each of the Company's last five fiscal years, no distributor has accounted for more than 1.5% of the Company's net sales. The Company believes that its success has, to a significant degree, been due to the performance of its sales teams and that its future success will depend, in part, on its ability to attract and retain qualified sales and marketing personnel who can successfully increase the Company's sales revenue in the highly competitive telecommunications equipment marketplace.

         The Company has or is in the process of negotiating multi-year supply agreements with virtually all of its major customers, which cover products representing a majority of the Company's sales. These agreements only govern the terms and conditions applicable to purchases of the Company's products, including prices, and generally do not establish any minimum purchase commitments. Sales of the Company's products under these agreements are made on a purchase order basis. Because these contracts generally prohibit the Company from increasing the price of its products sold thereunder for stated periods of time, any significant increase in the Company's costs during such periods which the Company is unable to offset with a corresponding increase in prices due to such prohibitions could have a material adverse effect on the Company. See Subparagraph d. (iii) of this Item 1 -- "Factors That May Affect Future Results -- Reliance on Certain Customers." In addition, the Company has arrangements with three of its customers which require the Company to maintain a portion of its finished goods inventory at the various locations of such customers. As of July 31, 1999, approximately 24% of the Company's finished goods inventory was maintained at these locations. See Subparagraph d. (vi) of this Item 1 -- "Factors That May Affect Future Results -- Inventory Levels and Need to Make Advance Purchase Commitments" and Subparagraph d. (ix) of this Item 1 -- "Factors That May Affect Future Results -- Potential Product Recalls and Warranty Expenses."

         (vi)     RESEARCH AND PRODUCT DEVELOPMENT

         The Company is market driven and works closely with its current and potential customers in connection with product development. Using feedback received from such customers, the Company identifies and develops new products and enhancements to its existing products.

         The Company's research and product development is carried out by engineers and engineering support personnel located in the U.S. and U.K. These individuals are organized into teams corresponding to the Company's product lines, with each team being responsible for providing technical support for the Company's existing products and conceiving new products in cooperation with others within the Company. Utilizing computer-aided design tools, each product team also implements the Company's ongoing "value engineering" programs which are designed to periodically replace all of the Company's major products with successive generations having additional product features, such as "intelligence," or new mechanics and/or lower costs.

         All product development expenses are charged to operations as incurred. The Company's expenditures on research and product development were approximately $15.5 million, $14.3 million, and $9.7 million in fiscal 1999, 1998 and 1997, respectively. The Company believes its future success will depend in part on its ability, on a cost-effective and timely basis, to continue to enhance its products, develop and introduce new products for the telephone network transmission market and other markets, address new industry standards and changing customer needs and achieve market acceptance for its products. Accordingly, the Company intends to continue to make significant investments in research and product development. See Subparagraph d. (ii) of this Item 1 -- "Factors That May Affect Future Results -- Rapid Technological Changes and Dependence on New Products." See also Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1999 Compared with Fiscal 1998."

         (vii)    CUSTOMER SERVICE AND SUPPORT

         The majority of service, repair and technical support of the Company's products is performed at the Company's headquarters in the U.S. and at Teltrend Limited's headquarters in Basingstoke, England. Under certain circumstances, the Company also provides comprehensive on-site field support to its customers. The Company offers telephone technical support to its domestic and international customers 24 hours a day, seven days a week. It also provides training to its principal customers with respect to its products. In addition, Teltrend Limited offers general telecommunications technology and customer training programs.

         Most of the Company's products carry a limited warranty of 12 months to seven years, which generally covers defects in materials or workmanship and failure to meet published specifications, but excludes damages caused by improper use. For each of the past five fiscal years, the Company's warranty expense has been relatively insignificant, representing less than 1.0% of the Company's annual net sales. See Subparagraph d. (ix) of this Item 1 -- "Factors That May Affect Future Results -- Potential Product Recalls and Warranty Expenses."

         (viii)   MANUFACTURING AND SUPPLIERS

         To successfully compete for Telco business, telecommunications equipment manufacturers must offer products which enable Telcos to meet customer demand for high-quality, reliable transmission services. The Company is committed to customer satisfaction in the design and manufacture of its products and maintains comprehensive quality systems to monitor product and service quality throughout all of its processes. This commitment has resulted in the Company's domestic operations achieving CSQP(SM) (Customer Supplier Quality Process) and ISO 9001 Quality Systems Registration from Telcordia.

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

         All of the products offered and sold by Teltrend Limited are either manufactured or supplied by independent contractors, generally pursuant to manufacturing agreements entered into with Teltrend Limited. These agreements generally contain the terms and conditions applicable to orders placed with the suppliers and contain no minimum commitment with any supplier for any period. Purchases are made on a purchase order basis. These manufacturers have all achieved a minimum of ISO 9002 accreditation and, in the majority of cases, are recognized by the British Approvals Board for Telecommunications ("BABT") as a Listed Production Facility. Teltrend Limited has accreditation to ISO 9001.

         Historically, the Company has used industry standard components for its products. Some components, however, including application specific integrated circuits ("ASICs"), are custom made to the Company's specifications. In addition, the Company uses proprietary design integrated circuits ("PDICs") in the manufacture of its products. PDICs are the design and property of the manufacturer from which they are purchased. Certain key components required to manufacture the Company's products, principally its ASICs and PDICs, are currently available from only one source. The Company continually evaluates its sources of supply and will establish additional supply relationships where available and advisable to increase the reliability of receipt of components. The Company generally obtains its components on a purchase order basis. Components that currently are readily available may become difficult to obtain in the future. See Subparagraph d. (v) of this Item 1 -- "Factors That May Affect Future Results -- Dependence on Certain Suppliers."

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

         (ix)     COMPETITION

         The markets for the Company's products are highly competitive and characterized by rapid technological change, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. With the development of the worldwide telecommunications market and increasing demand for high-speed digital transmission over the existing telephone network, many companies have emerged to offer products for these markets. Moreover, the Company expects competition to increase both from existing competitors and from other companies which may enter the Company's existing or future markets. The Company competes for customers on the basis of price, product features, conformance with industry standards and specifications, performance and reliability, technical support and the maintenance of close customer relationships.

         The Company's competitors in the United States and elsewhere are numerous and, in many cases, have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos. The Company's principal competitors with respect to its T1 products are Charles Industries, Troncom, Inc., Westell Technologies, Inc. and Applied Digital Access, Inc.
(ADA). In addition, because HDSL is easier to provision than traditional T1 service, the Company faces competition with respect to its repeatered T1 products from suppliers of HDSL systems, which is an accepted alternate method of delivering T1 services in the Local Loop. The HDSL market is dominated by PairGain, ADC and ADTRAN. The Company's principal competitor with respect to VF products is Tellabs, Inc. and the domestic market for VF products generally is experiencing decreasing demand as higher speed digital data transmission services become less costly and more widely deployed. The Company's principal competitor with respect to DDS products is ADTRAN. Lucent, Pulse Communications, Inc. ("Pulsecom"), a subsidiary of Hubbell Incorporated, and XEL Communications, Inc. are the Company's principal competitors with respect to the Company's DLC products. With respect to the Company's ISDN products, the Company's principal competitor is ADTRAN. See Subparagraph d. (i) of this Item 1 -- "Factors That May Affect Future Results -- Dependence on T1 Products" and Subparagraph d. (iv) of this Item 1 -- "Factors That May Affect Future Results -- Highly Competitive Industry." The Company's principal competitors with respect to its Conversion products are Acculab plc, Telesoft Design Ltd., Datakinetics Ltd., MicroLegend Telecom Systems Inc. and Cronus Technology, Inc.

         (x)      REGULATION

         The telecommunications industry is subject to regulation in the United States, the United Kingdom and other countries. Federal and state regulatory agencies regulate most of the Company's domestic customers. While such regulation does not typically affect the Company directly, the effects of such regulation on the Company's customers may adversely impact the Company's sales and operating results. For example, the sale of the Company's products may be affected by the imposition upon certain of the Company's customers of common carrier tariffs, the taxation of telecommunications services, and regulatory policies affecting the terms upon which common carriers conduct their business. These policies are under continuous review and are subject to change. See Subparagraph d. (vii) of this Item 1 -- "Factors That May Affect Future Results -- Government Regulation."

         (xi)     PROPRIETARY RIGHTS

         The name "Teltrend" is a registered trademark of the Company in the U.S. and Mexico. The Company has also registered seven of its product names and has applied for trademark registration for nine additional product identifiers or names in the U.S. The Company has also registered two additional names or phrases in Mexico. The Company has pursued and intends to continue to pursue patent protection of inventions that it considers important to the Company's business and for which such protection is available. The Company presently holds patents on eighteen inventions relating to its products and has ten patent applications pending in the U.S. In Mexico, the Company has three patent applications pending. The Company also has one software copyright registration. Also, the Company is a party to various agreements (which generally continue for the life of the underlying patent) whereby the Company licenses certain telecommunications technology, including digital channel banks and signal decoding systems, in connection with the manufacture of its products. The Company has a registered copyright in the U.S. with respect to a certain software program used in a number of its products. In addition, as part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its key employees and certain suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary rights or that the Company's proprietary rights will preclude competitors from developing products or technology equivalent or superior to the products and technology of the Company. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

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

         (xii)    EMPLOYEES

         As of July 31, 1999, the Company had 490 full-time employees. The Company's future success will depend largely upon its ability to attract and retain highly qualified personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

         (xiii)   BACKLOG

         At July 31, 1999, the Company's backlog of orders believed to be firm was approximately $2.5 million, compared to approximately $3.7 million at July 25, 1998. At July 31, 1999, Teltrend Limited's backlog of orders believed to be firm was approximately $470,000 compared to approximately $2.9 million at July 25, 1998. The Company believes that backlog is not a meaningful indicator of net sales that can be expected for any future period.

d.       FACTORS THAT MAY AFFECT FUTURE RESULTS

         (i)   DEPENDENCE ON T1 PRODUCTS

         The Company's High Capacity products, which include T1 line and office repeaters and Tl network units, accounted for 51.5%, 51.7% and 56.4% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products. Consequently, the Company's inability to maintain or increase net sales of its High Capacity products in the future, or to offset any shortfall in sales of such products with sales of other existing or future products, could have a material adverse effect on the Company.

         The Company is facing, and expects to continue to face, increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provide than traditional T1 service, the Company expects that HDSL products will continue to adversely affect the demand for its repeatered T1 products as the cost of HDSL systems declines. If increasing competition or other factors cause the Company to reduce selling prices for its repeatered T1 products (as has recently occurred due to pricing pressure from certain of the Company's customers), there can be no assurance that the Company will be able to increase unit sales volumes of such products or reduce its costs of sales of such products so as to offset in full or in part the reduced revenue and gross profit margin effects of such selling price reductions. See "-- Reliance on Certain Customers" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (ii)  RAPID TECHNOLOGICAL CHANGES AND DEPENDENCE ON NEW PRODUCTS

         The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, changes in customer requirements, price-competitive bidding and frequent product introductions and enhancements. The introduction of telephone network voice and data transmission products involving new technologies, the emergence of new industry standards or changes in customer requirements or service offerings could adversely affect the Company's ability to sell its existing products and products currently under development. Most of the Company's existing products are designed to facilitate and enhance the delivery of communications over the existing copper wireline in the Local Loop and the Company expects that Telcos will increasingly replace the installation of copper wireline with the installation of fiber-optic, coaxial cable, wireless and other technologies (each of which uses a significantly different method of delivery). The Company believes that the continued installation of new technologies in the Local Loop will adversely affect demand for certain of its existing products and that its future success will largely depend upon its ability, on a cost-effective and timely basis, to continue to enhance its existing products and develop and achieve commercial acceptance of new products. See "-- Dependence on T1 Products." There can be no assurance that developments by others will not render the Company's products or technologies obsolete or unmarketable or that the Company will be able to successfully anticipate or adapt to changing technology, industry standards or customer requirements on a timely basis. Any failure by the Company to anticipate and respond to technological developments or changes in industry standards or customer requirements could have a material adverse effect on the Company.

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

         (iv)  HIGHLY COMPETITIVE INDUSTRY

         The markets for the Company's products are highly competitive, especially with respect to price, product features, quality and conformance to industry standards. The Company's competitors in the United States and elsewhere are numerous and the Company expects its competition to increase in the future both from existing and new competitors. Increased competition could lead to reduced gross profit margins and may necessitate increased spending by the Company on product development and sales and marketing in order to remain competitive, or may otherwise adversely affect the Company. The Company has generally been required to reduce the selling prices of its products over time and will likely be required to do so in the future. See "-- Reliance on Certain Customers." The Company's ability to maintain or increase net sales will depend largely upon its ability to increase unit sales volumes of its products to counter declines in the average sales prices of its products. Declining average sales prices would also adversely affect gross margins on the Company's products if not offset by corresponding reductions in product costs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1999 Compared to Fiscal 1998 -- Gross Profit." Many of the Company's competitors have significantly greater financial, technological, manufacturing, marketing and personnel resources than the Company. In addition, certain of the Company's competitors have long-standing relationships with certain Telcos which may adversely affect the Company's ability to successfully compete for business at these Telcos.

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

ITEM 2.  PROPERTIES.

         The Company's headquarters and principal administrative, engineering and manufacturing facilities are located in a facility containing approximately 105,000 square feet located on approximately seven acres of land in St. Charles, Illinois. The Company leases this building under an operating lease arrangement which expires on September 30, 2000. The Company has negotiated an extension of the lease for an additional two years. In March 1997, the Company purchased
22.65 acres of land located in Geneva, Illinois for expansion, but does not yet have any definitive plan regarding the development of the land in the near future. In addition, in March 1998, the Company purchased another building in St. Charles, Illinois which provides 19,800 additional square feet of office and lab space for marketing and engineering personnel.

         Teltrend Limited's principal sales, marketing, administrative and engineering offices are located in a 16,000 square foot facility in an office complex in Basingstoke, England under two leases which expire in December 2005.

         The Company believes that substantially all of its plants and equipment are, in general, well maintained and in good operating condition. They are considered adequate for present needs and are expected to remain adequate for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted in the fourth quarter of fiscal 1999 to a vote of security holders, through solicitation of proxies or otherwise.

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the following information is included as an unnumbered item in Part I of this Report in lieu of being included in the Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on December 2, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         HOWARD L. KIRBY, JR., PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS--Mr. Kirby has served as the President, the Chief Executive Officer and a director of the Company since January 1990. Mr. Kirby was named Chairman of the Board of Directors in February 1997. Mr. Kirby began his career in the telecommunications industry in 1962 with Collins Radio Company (which subsequently became a part of Rockwell International Corporation ("Rockwell") and then part of Alcatel Network Systems, Inc. ("Alcatel")), where he spent 20 years in various management positions in engineering, marketing and sales. From 1982 to 1984, Mr. Kirby was the Director of Planning and Business Development for U.S. Telephone, now part of Sprint Corporation. In 1984, Mr. Kirby became the Vice President and General Manager at Pulse Communications, Inc. ("Pulsecom"), a subsidiary of Hubbell Incorporated, and held that position until he joined the Company in 1990. Mr. Kirby is 63 years old.

         STEVEN R. SNOW, SENIOR VICE PRESIDENT, SALES AND STRATEGIC MARKETING--Mr. Snow joined the Company in June 1999. He has 26 years of experience in the telecommunications industry, beginning in 1973 when he joined Collins Radio, which subsequently became part of Rockwell and then part of Alcatel, as an engineer/scientist. Over his career, Mr. Snow has held management positions in product definition, marketing, customer service, and sales. For the past seven years, he held the position of Regional Vice President of Sales and Customer Service for several Regional Bell Operating Accounts at Alcatel. Mr. Snow is 52 years old.

         DOUGLAS P. HOFFMEYER, SENIOR VICE PRESIDENT, FINANCE, CHIEF FINANCIAL OFFICER, SECRETARY AND TREASURER--Mr. Hoffmeyer joined the Company in 1986 and has served as the Company's Vice President, Finance, Secretary and Treasurer since 1988. In October 1998, Mr. Hoffmeyer was appointed Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Hoffmeyer began his career in 1969 with the public accounting firm of Arthur Andersen & Co., where he remained for five years before joining a Chicago-area accounting firm as a partner. Mr. Hoffmeyer is 52 years old.

         JACK C. PARKER, SENIOR VICE PRESIDENT, ENGINEERING & MARKETING--Mr. Parker joined the Company in September 1996 as the Company's Vice President/General Manager, VF/DLC Products. In May 1997, Mr. Parker was also made Vice President/General Manager, T1/Wireless Products, in addition to the VF and DLC Products. In June 1998, Mr. Parker was appointed Vice President/General Manager of T1/HDSL Products. In October 1998, Mr. Parker was appointed Senior Vice President/General Manager of High Capacity Communications Products. In July 1999, Mr. Parker was appointed Senior Vice President, Engineering & Marketing. Mr. Parker began his career with Harris Corporation's Aerospace Group in 1969. From 1972 to 1980, Mr. Parker was employed by General Electric's Telecommunications Division (which was later acquired by Wescom Telephone Products ("Wescom"), which was, in turn, later acquired by Rockwell), where he served as an electronic design engineer and supervisor. In 1980, Mr. Parker joined Tellabs Inc. as the Manager of Digital Processing. In 1985, Mr. Parker joined Pulsecom as a Vice President of Engineering, before returning to Harris Corporation as the Vice President of the Loop Systems Business Unit of the Dracon division and later as the Vice President of Engineering. Most recently, Mr. Parker was the Vice President of Engineering and Marketing at Canoga Perkins, a division of Inductotherm Inc. Mr. Parker is 53 years old.

         MICHAEL S. GRZESKOWIAK, VICE PRESIDENT, OPERATIONS--Mr. Grzeskowiak has served as the Company's Vice President, Operations since February 1990. He began his career as an engineer at Western Electric Company (now Lucent) in 1967, supporting the factory and field installations for switching systems. In 1975, he joined Wescom where he held various positions, including Director of Manufacturing, Director of Production Operations and Director of Manufacturing Planning, until he joined the Company in 1990. Mr. Grzeskowiak is 54 years old.

         GILBERT H. HOSIE, VICE PRESIDENT, SALES--Mr. Hosie served as Vice President, RBOC Sales from March 1997 to June 1999. In June 1999, he was appointed Vice President, Sales. Mr. Hosie began his career as a technician for New York Telephone Company in 1964. In 1969, he became District Sales Manager for General Electric Company and held that position for six years. In 1975, Mr. Hosie joined the Wescom division of Rockwell as its Midwest Regional Manager and remained at Wescom until 1985. Mr. Hosie joined the Company in 1985 and served in various sales and marketing positions until he was elected to serve as the Company's Vice President, Sales in August 1994. Mr. Hosie is 58 years old.

         LAURENCE L. SHEETS, VICE PRESIDENT, BUSINESS DEVELOPMENT AND CHIEF TECHNICAL OFFICER--Mr. Sheets served as the Company's Vice President and Chief Technical Officer from March 1997 to July 1999. In July 1999, he was appointed Vice President, Business Development and Chief Technical Officer. Mr. Sheets joined Bell Telephone Laboratories ("Bell Labs") as a member of its technical staff in 1966 and left in 1984 as a Distinguished Member of Technical Staff. At that time, Mr. Sheets joined Rockwell (Wescom) where he held various progressive positions, including Manager and later Director of Advanced Technology as well as Director of Engineering. From January 1991 to July 1996, Mr. Sheets was the Vice President, Engineering for the Company. Mr. Sheets is 56 years old.

         JANICE LOLLINI, ASSISTANT VICE PRESIDENT, HUMAN RESOURCES--Ms. Lollini joined Teltrend in 1995 as Director of Human Resources. In October 1998, Ms. Lollini was appointed Assistant Vice President, Human Resources. She has fifteen years experience in management in the field of human resources, working for both sales and manufacturing organizations, most recently with World Book Educational Products. Ms. Lollini's career began in education, where she taught and worked as a counselor at the college level. Ms. Lollini is 55 years old.

         THEODOR A. MAXEINER, CHIEF ACCOUNTING OFFICER, ASSISTANT VICE PRESIDENT, FINANCE, CONTROLLER, ASSISTANT SECRETARY, AND ASSISTANT TREASURER--Mr. Maxeiner joined the Company as its Accounting Manager in 1985 and has served as the Company's Controller, Assistant Secretary and Assistant Treasurer since 1988. In May 1997, Mr. Maxeiner became the Chief Accounting Officer. Mr. Maxeiner is 54 years old.

         MICHAEL A. SAMOCKI, ASSISTANT VICE PRESIDENT, QUALITY--Mr. Samocki joined Teltrend in 1988 as Senior Quality Engineer. From September 1995 to November 1997 he was the Company's In-Process Quality Manager. He has served as the Company's Assistant Vice President, Quality since November 1997. Mr. Samocki began his career as a quality professional in 1980 at Shure Electronics, and has subsequently held quality staff positions at Mylstar Inc. and Williams Electronics, manufacturers of electronic amusement arcade games. Mr. Samocki has been in the telecommunications industry since 1985 after being employed by Reliable Electric Utility Products (now RELTEC Corporation) at which he held quality management and quality engineering positions. Mr. Samocki is 47 years old.

         MICHAEL BURGESS, MANAGING DIRECTOR OF TELTREND LIMITED--Mr. Burgess has served as Managing Director of Teltrend Limited (formally Securicor 3net Limited) since November 1996 (and was made an officer of Teltrend Inc. in October 1998), having joined the company as Operations Director in July 1994. Mr. Burgess began his career as a telecommunications technician in 1961 with A.E.I. Ltd. In 1967, he commenced his data communications career after joining R.C.A. as a field service engineer. After joining SCICON in 1973 as a field service engineer and having installed the company's data communications network, he became associated with MICOM and was employed in a variety of roles. In 1988, he was appointed Managing Director of Micom-Borer until it was acquired by Tricom in 1989, at which time he was appointed Operations Director. In 1992, he joined Black Box as the International Product Marketing Director, and subsequently joined Securicor 3net. Mr Burgess is 54 years old.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Market for Company's Securities and Related Matters contained on page 55 of the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The five-year Selected Historical Financial Data and accompanying notes contained on pages 24-25 of the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999 are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 26 through 36, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Quantitative and Qualitative Disclosures About Market Risk contained on page 36 of the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         a. The table presenting unaudited quarterly financial data for the Company for the fiscal years ended July 31, 1999 and July 25, 1998 contained on page 53 of the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999 is incorporated herein by reference.

         b. The report of independent auditors, financial statements and notes to financial statements of the Company contained on pages 37 through 54, inclusive, of the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999 are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no disagreements on any matters of accounting principles or financial statement disclosure with the Company's independent accountants in fiscal 1999 or 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The section entitled "Election of Directors" contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1999 is incorporated herein by reference. The section entitled "Executive Officers of the Registrant" appearing immediately after Part I of this Report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

       The section entitled "Executive Compensation" contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 2, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.       (1)  Financial Statements

         The following financial statements of the Company, included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999, are incorporated by reference in Part II, Item 8 of this Report.

Consolidated Balance Sheets as of July 31, 1999 and July 25, 1998

Consolidated Statements of Income for the years ended July 31, 1999, July 25, 1998 and July 26, 1997

Consolidated Statements of Stockholders' Equity for the years ended July 31, 1999, July 25, 1998 and July 26, 1997

Consolidated Statements of Cash Flows for the years ended July 31, 1999, July 25, 1998 and July 26, 1997

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

 12           None.

 13           1999 Annual Report to Stockholders.

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

b.       Report on Form 8-K

         None.

         This report contains the following trademarks of the Company, some of which are registered: Teltrend and CellPak. Any other product or brand names are trademarks, registered trademarks or service marks of their respective companies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 1999.


                                         TELTREND INC.

                                         By  /s/  Howard L. Kirby, Jr.
                                             -----------------------------------
                                         Howard L. Kirby, Jr.
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on October 22, 1999.

         SIGNATURE                                           CAPACITY
/s/ Howard L. Kirby, Jr.                 President and Chief Executive Officer and Chairman of
----------------------------------       the Board of Directors
    Howard L. Kirby, Jr.                 (Principal Executive Officer)


/s/ Douglas P. Hoffmeyer                 Sr. Vice President, Finance, Chief Financial Officer,
----------------------------------       Secretary and Treasurer (Principal Financial Officer)
    Douglas P. Hoffmeyer


/s/ Theodor A. Maxeiner                  Chief Accounting Officer, Assistant Vice President,
----------------------------------       Finance, Controller, Assistant Secretary and Assistant
    Theodor A. Maxeiner                  Treasurer (Principal Accounting Officer)


/s/ Frank T. Cary
----------------------------------
    Frank T. Cary                        Director

/s/ Harry Crutcher, III
----------------------------------
    Harry Crutcher, III                  Director

/s/ William R. Delk
----------------------------------
    William R. Delk                      Director


----------------------------------
    Donald R. Hollis                     Director


----------------------------------
    Susan B. Major                       Director


----------------------------------
    Bernard F. Sergesketter              Director

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

 12           None.

 13           1999 Annual Report to Stockholders.

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