Form 10-Q
period 1999-10-30
TELTREND INC
filed 1999-12-10
CIK 943822

    ========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended October 30, 1999

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

                            YES   X      NO
                                -----       ------

         As of December 9, 1999, there were 5,780,337 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding (exclusive of 735,000 shares of treasury stock).


    ========================================================================

                                  TELTREND INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                       PAGE NO.
-------  ---------------------                                                                       --------
Item 1 --         Consolidated Financial Statements:

                  Consolidated Statements of Income for the quarters
                  ended October 30, 1999 and October 31, 1998............................................3

                  Consolidated Balance Sheets as of October 30, 1999 and
                  July 31, 1999..........................................................................4

                  Consolidated Statements of Cash Flows for the quarters
                  ended October 30, 1999 and October 31, 1998............................................5

                  Notes to Consolidated Financial Statements.............................................6

Item 2 --         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................8

Item 3 --         Quantitative and Qualitative Disclosure About Market Risk ............................16

PART II.  OTHER INFORMATION

Item 1 --         Legal Proceedings.....................................................................17

Item 2 --         Changes in Securities and Use of Proceeds ............................................17

Item 3 --         Defaults Upon Senior Securities    .................................................. 17

Item 4 --         Submission of Matters to a Vote of Security Holders...................................17

Item 5 --         Other Information.................................................................... 17

Item 6 --         Exhibits and Reports on Form 8-K......................................................17

SIGNATURE...............................................................................................18

EXHIBIT INDEX...........................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  TELTREND INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          FOR THE QUARTER ENDED
                                                   ------------------------------------
                                                   OCTOBER 30, 1999    OCTOBER 31, 1998
                                                   ----------------    ----------------
Net sales .......................................          $ 25,989            $ 30,198
Cost of sales ...................................            13,929              16,271
                                                           --------            --------
Gross profit ....................................            12,060              13,927
Operating expenses:
   Sales and marketing ..........................             2,687               3,844
   Research and development .....................             3,819               4,144
   General and administrative ...................             2,063               2,239
                                                           --------            --------
                                                              8,569              10,227
                                                           --------            --------

Income from operations ..........................             3,491               3,700
                                                           --------            --------

Other income (expense):
   Interest .....................................               342                 349
   Other - net ..................................               (56)                 48
                                                           --------            --------
                                                                286                 397
                                                           --------            --------

Income before income tax provision ..............             3,777               4,097
Provision for income taxes ......................             1,310               1,566
                                                           --------            --------
Net income ......................................          $  2,467            $  2,531
                                                           ========            ========

Net income per share of common stock ............          $   0.43            $   0.41
                                                           ========            ========

Average common shares outstanding ...............             5,786               6,162
                                                           ========            ========

Net income per share of common stock -
assuming dilution ...............................          $   0.42            $   0.41
                                                           ========            ========

Average common shares outstanding -
assuming dilution ...............................             5,930               6,205
                                                           ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  TELTREND INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     OCTOBER 30, 1999    JULY 31, 1999
                                                     ----------------    -------------
ASSETS
Current assets: ......................................      $  19,067        $  25,915
   Cash and cash equivalents .........................          8,768             --
   Marketable securities .............................         15,568           13,758
   Trade accounts receivable, net of allowance .......         10,132            9,466
   Inventories .......................................          2,267            2,267
   Deferred income taxes .............................          1,515            3,301
                                                            ---------        ---------
   Prepaid expenses and other current assets .........         57,317           54,707

Land and buildings ...................................          3,362            3,310
Machinery and equipment ..............................         19,592           19,240
Leasehold improvements ...............................          1,268            1,264
Accumulated depreciation .............................        (14,611)         (13,937)
                                                            ---------        ---------
                                                                9,611            9,877

Deferred income taxes ................................            329              329
Intangible assets, net ...............................          1,431            1,479
Other assets, net ....................................            615              591
                                                            ---------        ---------
                                                            $  69,303        $  66,983
                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................      $   5,179        $   4,774
   Accrued expenses ..................................          8,567           10,260
   Income taxes payable ..............................          2,034              710
                                                            ---------        ---------
                                                               15,780           15,744

Commitments and contingencies ........................           --               --

Stockholders' equity:
   Common stock, $0.01 par value, 15,000,000 shares
   authorized and 6,514,720 and 6,512,537 issued and
   5,779,720 and 5,792,537 outstanding, respectively .             65               65
Additional paid-in capital ...........................        100,135          100,120
Treasury stock .......................................        (11,728)         (11,425)
Accumulated deficit ..................................        (35,089)         (37,556)
Accumulated other comprehensive income ...............            140               35
                                                            ---------        ---------
                                                               53,523           51,239
                                                            ---------        ---------
                                                            $  69,303        $  66,983
                                                            =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 TELTREND INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                              FOR THE QUARTER ENDED
                                                                     ---------------------------------------
                                                                     OCTOBER 30, 1999       OCTOBER 31, 1998
                                                                     ----------------       ----------------
OPERATING ACTIVITIES:
Net income for period ...............................................        $  2,467               $  2,531

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization ....................................             857                    893
   Gain on sale of equipment ........................................              (5)                    (3)
   Changes in certain assets and liabilities:
     Accounts receivable and prepaid expenses .......................             (24)                 1,827
     Inventories ....................................................            (657)                (1,822)
     Accounts payable and accrued expenses ..........................          (1,288)                   (77)
     Income taxes payable ...........................................           1,324                  1,356
     Other assets and liabilities ...................................              80                   --
                                                                             --------               --------
Net cash provided by operating activities ...........................           2,754                  4,705



FINANCING ACTIVITIES:
Exercise of common stock options
     (including tax benefit) ........................................              15                      4
Purchase of treasury stock ..........................................            (303)                (6,156)
                                                                             --------               --------
Net cash used for financing activities ..............................            (288)                (6,152)



INVESTING ACTIVITIES:
Capital expenditures ................................................            (506)                  (965)
Purchase of marketable securities ...................................          (8,768)                (3,857)
Proceeds from sales of equipment ....................................               9                     38
Other investing activities ..........................................             (55)                    10
                                                                             --------               --------
Net cash used for investing activities ..............................          (9,320)                (4,774)
Effect of exchange rate changes on cash .............................               6                      2
                                                                             --------               --------

Net decrease in cash and
    cash equivalents ................................................          (6,848)                (6,219)
Cash and cash equivalents, beginning of period ......................          25,915                 22,994
                                                                             --------               --------
Cash and cash equivalents, end of period ............................        $ 19,067               $ 16,775
                                                                             ========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

I.       BASIS OF PRESENTATION


                  The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 31, 1999. The accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 29, 2000. The fiscal year of Teltrend and its consolidated subsidiary (collectively, the "Company") ends on the last Saturday of July each year. All references to "fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "fiscal 1999" refers to the fiscal year ended July 31, 1999 and "fiscal 2000" refers to the fiscal year ending July 29, 2000). Fiscal 1999 had 53 weeks and fiscal 2000 has 52 weeks. The first quarter of fiscal 1999 had 14 weeks and the first quarter of fiscal 2000 had 13 weeks.

II.      MARKETABLE SECURITIES

                  At October 30, 1999, the Company had marketable securities of approximately $8.8 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at October 30, 1999 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.


III.     INVENTORIES (IN THOUSANDS)


                                              OCTOBER 30, 1999     JULY 31, 1999
                                              ----------------     -------------

   Raw materials............................           $ 5,650            $5,124
   Work-in-process..........................             1,250             1,252
   Finished goods...........................             3,232             3,090
                                                       -------            ------
                                                       $10,132            $9,466
                                                       =======            ======

IV.      EARNINGS PER SHARE


                  The following table sets forth the computation of basic and diluted income per share (dollars in thousands, except per share data).



                                                                         FOR THE QUARTER ENDED
                                                              -------------------------------------------

                                                              OCTOBER 30, 1999           OCTOBER 31, 1998
                                                              ----------------           ----------------
   Numerator:

   Net income.............................................              $2,467                     $2,531

   Denominator:

   Weighted average shares outstanding....................               5,786                      6,162
   Effect of dilutive stock options.......................                 144                         43
                                                                        ------                     ------

   Weighted average shares outstanding -
     assuming dilution....................................               5,930                      6,205

   Net income per share...................................               $0.43                      $0.41

   Net income per share -
     assuming dilution....................................               $0.42                      $0.41



V.  COMPREHENSIVE INCOME
        Total comprehensive income and its components, net of tax, for the first quarter of fiscal 2000 and the first fiscal 1999 are as follows (in thousands):


                                                                            FOR THE QUARTER ENDED
                                                                 -------------------------------------------

                                                                 OCTOBER 30, 1999           OCTOBER 31, 1998
                                                                 ----------------           ----------------
   Net income................................................              $2,467                     $2,531

   Foreign currency translation adjustment...................                 105                          2
                                                                           ------                     ------

   Comprehensive income......................................              $2,572                     $2,533
                                                                           ======                     ======



         Foreign currency translation adjustment is the only component of accumulated other comprehensive income at October 30, 1999 and October 31, 1998.

VI.      SEGMENT INFORMATION

                  The Company has adopted SFAS No. 131, "Disclosures about Segments and Related Information." The Company is managed in two operating segments: (i) the United States; and (ii) Europe and the Far East.

                             QUARTER ENDED OCTOBER 30, 1999  QUARTER ENDED OCTOBER 31, 1998
                             ------------------------------  ------------------------------
                                        INCOME                           INCOME
                                NET     BEFORE      NET        NET       BEFORE        NET
                               SALES    TAXES      INCOME     SALES      TAXES       INCOME
                               -----    ------     ------     -----      ------      ------
(DOLLARS IN THOUSANDS)

United States                $21,167     $2,646    $1,733    $24,321     $3,600      $2,218
Europe, Far East               4,822      1,131       734      5,877        497         313
                             -------     ------    ------    -------     ------      ------
Total                        $25,989     $3,777    $2,467    $30,198     $4,097      $2,531
                             '''''''     ''''''    ''''''    '''''''     ''''''      ''''''

                  Operations listed in Europe and the Far East are located in the United Kingdom in fiscal 2000 and in the United Kingdom, New Zealand and China in fiscal 1999. Interest income is earned principally within the United States operating segment.


VII.     DISPOSITION OF PACKET SWITCHED BUSINESS

                  On May 28, 1999, the Company sold substantially all of the assets of its Packet Switched business to Centrecom Systems Limited of England for approximately $3.1 million. The loss of approximately $1.3 million is composed largely of the write-off of intangible assets associated with the Packet Switched business.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other portions of this Quarterly Report on Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things: (i) the Company's prospects, developments and business strategies for its operations, including the development and sale of certain new and established products; (ii) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (iii) the Company's expectations regarding the upcoming year 2000. These forward-looking statements are identified by use of such terms and phrases as "believes," "anticipates," "plans," "projected," "estimated," "intends," "will" and "expects," and are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers;
(ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Quarterly Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See also "Factors That May Affect Future Results" below.

GENERAL

         Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend=s products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited in September 1997 did expand the Company's markets and product lines. With the addition of Teltrend Limited, the Company has entered the telecommunication signaling interworking market, providing interoperability between legacy and next generation networks. Teltrend Limited sales are targeted primarily in Europe. As used herein, the term "Company" or "Teltrend" refers to Teltrend Inc. and its wholly owned subsidiary, Teltrend Limited.

         The Company's principal products are as follows: (i) High Capacity products, which include T1 line and office repeaters and T1 network interface units and associated mountings, CellPak(R) units for cellular and wireless base station sites, and High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services; (ii) Channelized products, which include Digital Loop Carrier and Voice Frequency products ("DLC/VF") (including a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products) and ISDN/DDS products (including ISDN and Digital Data System ("DDS") line repeaters, and ISDN and DDS D4 channel units); and (iii) Conversion products (network interfacing and protocol conversion products).

DISPOSITION OF PACKET SWITCHED BUSINESS

         On May 28, 1999 ("Packet Switched sale date"), Teltrend sold substantially all of the assets of its Packet Switched products business (a line of routers) to Centrecom Systems Limited of England. The Company's Conversion and Packet Switched product categories together constituted the Company's "Europe and the Far East" operating segment in fiscal 1999 up to the Packet Switched sale date. Since the Packet Switched sale date, the Company's "Europe and the Far East" operating segment consists of only the Company's Conversion product category.

RESULTS OF OPERATIONS

NET SALES. Net sales for the first quarter of fiscal 2000 decreased 13.9%, or approximately $4.2 million, to approximately $26.0 million, from approximately $30.2 million in the first quarter of fiscal 1999 due to decreases in the unit volume sales of certain products in both the United States and the Europe and the Far East segments as well as decreased sales due to the sale of the Packet Switched business. In addition, the first quarter of fiscal 1999 contained 14 weeks and the first quarter of fiscal 2000 contained 13 weeks.

         Net Sales -- United States Segment. Net sales for the United States segment for the first quarter of fiscal 2000 decreased 13.0%, or approximately $3.2 million, to approximately $21.2 million, from approximately $24.3 million in the first quarter of fiscal 1999. The decrease in net sales for the first quarter of fiscal 2000 over the prior year period was the result of a decrease in the unit volume sales of Channelized products of $3.7 million partially offset by an increase in the unit volume sales of High Capacity products of $0.5 million. The decrease in sales of the Company's

Channelized products was primarily due to a loss of market share in the DDS product line at one RBOC resulting from displacement by a new technology and, to a lesser extent, to a decrease in the unit volume sales of VF products. VF products employ analog technology, which is gradually being replaced by digital products in the market place. These decreases were partially offset by an increase in unit volume sales of the Company's DLC products due to increased sales to existing RBOC customers. An increase in the unit volume sales of ISDN products quarter-to-quarter was more than offset by price reductions in ISDN products. The increase in sales of the Company's High Capacity products was due to increases in unit volume sales of the Company's T1 customer premises products, HDSL products and high density office repeaters, partially offset by decreases in sales of intelligent T1 line repeater products. Within T1 customer premises products, demand was strong for the Company's new Performance Monitoring Network Interface Units ("PM NIUs", particularly toward the end of the quarter. In addition, the Company recorded an increase in sales of high density office repeaters (which are primarily deployed in conjunction with fiber-optic installations). The decrease in the sales of intelligent line repeaters was primarily the result of increased deployment of HDSL services at the RBOCs.

         Net Sales -- Europe and the Far East Segment. Net sales for the Europe and the Far East segment for the first quarter of fiscal 2000 decreased 18.0%, or approximately $1.1 million, to approximately $4.8 million, from approximately $5.9 million in the first quarter of fiscal 1999. The decrease in net sales for the first quarter of fiscal 2000 over the prior year period was due to the sale of the Packet Switched business, which accounted for $1.2 million in sales in the first quarter of fiscal 1999. This reduction in sales was partially offset by a small increase in the unit volumes sales of Conversion products. Excluding the sales of the discontinued Packet Switched business, net sales for the Europe and the Far East Segment for the first quarter of fiscal 2000 increased 2.2%, or approximately $0.1 million, to approximately $4.8 million, from approximately $4.7 million in the first quarter of fiscal 1999.

GROSS PROFIT. Gross profit in the first quarter of fiscal 2000 decreased 13.4%, or approximately $1.9 million, to approximately $12.1 million from approximately $13.9 million in the first quarter of fiscal 1999. Gross profit margin in the first quarter of fiscal 2000 increased to 46.4% from 46.1% in the first quarter of fiscal 1999. The decrease in gross profit was primarily attributable to lower unit volume sales and the increase in gross profit margin was primarily attributable to the sale of the Packet Switched business, which carried a lower average gross profit margin than the Company's other businesses, partially offset by price concessions granted by the Company on certain products.

         The Company experienced pressure from certain customers to reduce product prices during fiscal 1999 and the first quarter of fiscal 2000. The Company believes that it may be asked from time to time to grant further price concessions to customers in fiscal 2000, which may result in a reduction in the Company's gross profit margin. The impact of further price concessions on gross profit margins may be partially mitigated by continuing product cost reduction efforts.

SALES AND MARKETING. Sales and marketing expenses in the first quarter of fiscal 2000 decreased 30.1%, or approximately $1.2 million, to approximately $2.7 million, from approximately $3.8 million in the first quarter of fiscal 1999. As a percentage of net sales, sales and marketing expenses decreased to 10.3% in the first quarter of fiscal 2000 from 12.7% in the first quarter of fiscal 1999. The decrease in sales and marketing expenses as a percentage of net sales over the prior year period was due primarily to a reduction in sales and marketing salaries and travel and entertainment expenses in the first quarter of fiscal 2000 compared to the prior year period, and, to a lesser extent, to the elimination of sales and marketing expenses associated with the Packet Switched business.

RESEARCH AND DEVELOPMENT. Research and development expenses in the first quarter of fiscal 2000 decreased 7.8%, or approximately $0.3 million, to approximately $3.8 million, from approximately $4.1 million in the first quarter of fiscal 1999. The decrease in research and development expenses was due primarily to the elimination of research and development expenses associated with the Packet Switched business. As a percentage of net sales, research and development expenses increased to 14.7% in the first quarter of fiscal 2000, from 13.7% in the first quarter of fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses in the first quarter of fiscal 2000 decreased 7.9%, or approximately $0.2 million, to approximately $2.1 million, from approximately $2.2 million in the first quarter of fiscal 1999. The decrease in general and administrative expenses was due primarily to the elimination of general and administrative expenses associated with the Packet Switched business. As a percentage of net sales, general and administrative expenses increased to 7.9% in the first quarter of fiscal 2000, from 7.4% in the first quarter of fiscal 1999.

OTHER INCOME. Other income in the first quarter of fiscal 2000 was approximately $0.3 million compared to approximately $0.4 million in the first quarter of fiscal 1999. The decrease in other income was primarily attributable to an increase in exchange rate losses. Interest income was approximately the same for both periods.

INCOME TAXES. A provision for income taxes of approximately $1.3 million was recorded in the first quarter of fiscal 2000 compared to approximately $1.6 million in the first quarter of fiscal 1999. This decrease in income tax provision is principally a function of the decrease in the level of the Company's net income before taxes for the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999, and to the use of a lower effective tax rate in the first quarter of fiscal 2000 than in the prior year period. This lower effective tax rate is due to the Company's continuing tax saving initiatives, such as research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

         At October 30, 1999, the Company had no long-term indebtedness and had working capital of approximately $41.5 million, which included cash and cash equivalents of approximately $19.1 million and marketable securities of approximately $8.8 million. The increase in working capital from approximately $39.0 million at the end of fiscal 1999 was due primarily to a positive cash flow from operations.

         Cash used for capital expenditures was approximately $0.5 million in the first quarter of fiscal 2000 compared to approximately $1.0 million in the first quarter of fiscal 1999. Most of the capital expenditures in the first quarter of fiscal 2000 were for the purchase of manufacturing test equipment and engineering equipment.

         As of October 30, 1999, the Company had net trade accounts receivable of approximately $15.6 million, compared to approximately $13.8 million as of the end of fiscal 1999 as a result of an increase in the average number of days receivables outstanding. Inventories as of the end of the first quarter of fiscal 2000 totaled approximately $10.1 million compared to $9.5 million as of the end of fiscal 1999. Inventory levels increased primarily as a result of the anticipated sale of certain new and existing products to new customers.

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

         On March 3, 1998, the Company's Board of Directors authorized the purchase of up to a maximum of $8.0 million worth of the Company's Common Stock. As of October 30, 1999, the Company had purchased 533,000 shares of Common Stock at a cost of approximately $7.9 million pursuant to this authorization. The Company does not intend to make any additional purchases pursuant to this authorization.

         On October 26, 1998, the Company's Board of Directors authorized the purchase of up to an additional $8.0 million worth of Common Stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws, and, if made, will be financed with existing cash and cash equivalents, marketable securities and cash from operations. As of October 30, 1999, the Company had purchased 202,000 shares of Common Stock at a cost of approximately $3.8 million pursuant to this authorization.

         The Company expects that existing cash and cash equivalents and cash from operations, plus available borrowings under the Bank Facility, will be adequate to fund the Company=s working capital needs for the foreseeable future.

YEAR 2000 ISSUES

         Many currently installed computer systems, software and date-sensitive equipment at companies around the world are coded to record years in a two-digit format. Without modification, these systems and software will be unable to appropriately interpret or recognize dates beyond the calendar year 1999 (the "Year 2000 issue"). The Year 2000 issue could result in system failure or miscalculations causing disruptions in business operations worldwide (including, without limitation, disruptions in order processing, invoicing, manufacturing and similar functions).

         The Company has reviewed its current product offerings and has determined that all date sensitive products will correctly recognize dates beyond the calendar year 1999 (and are therefore "Year 2000 compliant").

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

         The Company has completed the assessment and analysis of its internal IT systems to determine the potential costs and scope of any Year 2000 issues. Based on this review, the Company has upgraded or replaced certain of its IT systems to address Year 2000 issues. With respect to the Company's U.S. operations, the Company completed all necessary remediation and replacement of its IT systems by December 31, 1998. Such upgrades were generally covered by service contracts previously entered into by the Company in the ordinary course of business, and thus have been accomplished without material cost to the Company. Validation testing in the U.S. was completed by June 30, 1999. All of Teltrend Limited's IT systems have been assessed and an upgrade program implemented to address any Year 2000 issues. All IT systems have been remediated or replaced, the last stage being the replacement of the Teltrend Limited financial accounting system in October 1999. The total costs to upgrade Teltrend Limited's IT systems were approximately $150,000. Validation testing on all Teltrend Limited IT systems has been conducted and completed.

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

         In addition, the Company has made inquiries of third parties with whom it has material business relationships (such as customers, suppliers and financial institutions) to determine if they have any Year 2000 issues that will materially and adversely impact the Company. In the course of these inquiries, which have focused on the Company's key customers and suppliers, the Company has not been made aware of any material Year 2000 issues which would have a material adverse effect on the Company or its business or results of operations.

         Based upon the Company's review of its internal systems and equipment and the completion of the Company's survey of third parties with whom it has material business relationships, the Company has not identified any material risks or costs related to Year 2000 issues, except as set forth above. There can be no assurance, however, that Year

2000 issues will not have a material adverse effect on the Company if the Company and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 issues.

NEW ACCOUNTING RULES

         In June, 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is not required to be adopted until fiscal years beginning after June 15, 2000. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant impact on its results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

         The Company is facing, and expects to continue to face, increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provide than traditional T1 service, the Company expects that HDSL products will continue to adversely affect the demand for its repeatered T1 products as the cost of HDSL systems declines. If increasing competition or other factors cause the Company to reduce selling prices for its repeatered T1 products (as has recently occurred due to pricing pressure from certain of the Company's customers), there can be no assurance that the Company will be able to increase unit sales volumes of such products or reduce its costs of sales of such products so as to offset in full or in part the reduced revenue and gross profit margin effects of such selling price reductions. See "-- Reliance on Certain Customers."

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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, through its foreign subsidiary, manufactures and sells its products in a number of countries. As a result, the Company is from time to time exposed to market risk relating to the impact of movements in foreign currency exchange rates on certain instruments. The principal foreign currency exposures during the first quarter of fiscal 2000 involved intercompany receivables regarding the United Kingdom. At October 30, 1999, the net fair value liability of financial instruments with exposure to foreign currency risk was not significant. The potential reduction in the Company's pre-tax net income from a hypothetical 10% adverse change in quoted foreign exchange rates against the currencies in which these instruments are denominated would also be insignificant.

                           PART II. OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         The Company is from time to time involved in various legal proceedings arising in the ordinary course of its business. In addition, the Company has from time to time been notified by others who assert exclusive rights to certain technology. The Company evaluates these claims on a case-by-case basis and enters into licensing arrangements when it appears necessary or desirable to do so. The Company believes the resolution of any pending matters will not materially affect the Company's financial position or results of operations. See "Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results -- Proprietary Rights and Risks of Third-Party Claims of Infringement."

ITEM 2 --  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The terms of the Bank Facility prohibit the Company from declaring and paying any fiscal year dividends which exceed, in the aggregate, 50% of the Company's net income for the immediately preceding fiscal year. See "Part I.
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 --  OTHER INFORMATION

         The Company's 1999 Annual Meeting of Stockholders was held on December 2, 1999 for the purpose of (i) electing directors; (ii) ratifying the action of the Company's Board of Directors in appointing Ernst & Young LLP as the Company's independent auditors for fiscal 2000; and (iii) transacting such other business as properly brought before the meeting. The meeting proceeded and the holders of the Company's Common Stock elected the following persons to the Company's Board of Directors: (a) Howard L. Kirby, Jr., by a vote of 5,127,174 votes cast for and 8,301 votes withheld; (b) Susan B. Major, by a vote of 5,127,084 votes cast for and 8,391 votes withheld; (c) Frank T. Cary, by a vote of 5,125,624 votes cast for and 9,851 votes withheld; (d) Harry Crutcher, III, by a vote of 5,127,574 votes cast for and 7,901 votes withheld; (e) William R. Delk, by a vote of 5,127,074 votes cast for and 8,401 votes withheld; (f) Donald
R. Hollis, by a vote of 5,127,584 votes cast for and 7,891 votes withheld; (g) Bernard F. Sergesketter, by a vote of 5,127,610 votes case for and 7,865 votes withheld. The holders of the Company's Common Stock also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2000 by a vote of 5,133,475 votes cast for ratification, 1,700 votes case against ratification and 300 abstentions.

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


Date: December 10, 1999

                                              TELTREND INC.



                                              By /s/ Theodor A. Maxeiner
                                                 ----------------------------
                                                     Theodor A. Maxeiner
                                                     Authorized Officer and
                                                     Chief Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION
--------------------

2        None.

3.1      Restated Certificate of Incorporation of Registrant, as amended.(10)

3.2      Amended and Restated Bylaws of the Registrant.(2)

3.3 Certificate of Designation of Series A Junior Participating Preferred Stock, filed January 23, 1997.(10)

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

4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(1)

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(9)

4.8 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.(11)

4.9 Second Amendment to Credit Agreement, dated as of December 1, 1998, between the Registrant and LaSalle National Bank.(12)

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

10.12 Real Estate Sale Agreement, dated August 20, 1996, between the Registrant and Itasca Bank & Trust Co., as Trustee under Trust Agreement dated June 29, 1992 and known as Trust No. 11038 and The Kautz Road Business Park Joint Venture.(7)

10.13    Teltrend Inc. 1996 Stock Option Plan.(8)

10.14 Share Purchase Agreement among Security Services PLC, Securicor Communications Limited, 3 Net Holdings Limited, Securicor 3 Net Limited and Teltrend Inc.(3)

10.15 Third Amendment to Lease between Morgan Guaranty Trust Company of New York and the Registrant.(11)

10.16 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant.(11)

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

         (9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 1, 1998 (Commission File No. 0-26114).

         (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 26, 1997 (Commission File No. 0-26114).

         (11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended July 25, 1998 (Commission File No. 0-26114).

         (12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 (Commission File No. 0-26114).