Form 10-Q
period 2000-01-29
TELTREND INC
filed 2000-03-13
CIK 943822

       ==================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                    FORM 10-Q
                                    (Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                 For the quarterly period ended January 29, 2000

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


     As of March 10, 2000, there were 6,120,078 shares of the Registrant's Common Stock, $.01 par value per share (the "Common Stock"), outstanding (exclusive of 735,000 shares of treasury stock).

       ==================================================================

                                  TELTREND INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                                            PAGE NO.
Item 1 --     Consolidated Financial Statements:

              Consolidated Statements of Income for the quarters and the six-month periods ended January 29, 2000 and January 30, 1999.....................................................3

              Consolidated Balance Sheets as of January 29, 2000 and
              July 31, 1999...................................................................................4

              Consolidated Statements of Cash Flows for the six-month periods ended January 29, 2000 and January 30, 1999.....................................................5

              Notes to Consolidated Financial Statements......................................................6

Item 2 --     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................................10

Item 3 --     Quantitative and Qualitative Disclosure About Market Risk......................................16


PART II. OTHER INFORMATION

Item 1 --     Legal Proceedings..............................................................................17

Item 2 --     Changes in Securities and Use of Proceeds .....................................................17

Item 3 --     Defaults Upon Senior Securities    ........................................................... 17

Item 4 --     Submission of Matters to a Vote of Security Holders............................................17

Item 5 --     Other Information............................................................................. 17

Item 6 --     Exhibits and Reports on Form 8-K...............................................................17

SIGNATURE....................................................................................................18

EXHIBIT INDEX................................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                  TELTREND INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                       FOR THE QUARTER ENDED           FOR THE SIX MONTHS ENDED
                                                       ---------------------           ------------------------
                                                   JANUARY 29,      JANUARY 30,      JANUARY 29,       JANUARY 30,
                                                   ------------     -----------      ------------      -----------
                                                       2000             1999             2000             1999
                                                       ----             ----             ----             ----
Net sales ...................................        $ 23,477         $ 24,436         $ 49,466         $ 54,634
Cost of sales ...............................          13,528           13,234           27,456           29,505
                                                     --------         --------         --------         --------
Gross profit ................................           9,949           11,202           22,010           25,129

Operating expenses:
   Sales and marketing ......................           2,560            3,501            5,247            7,345
   Research and development .................           3,563            3,748            7,382            7,893
   General and administrative ...............           2,035            2,188            4,098            4,427
   Gain on disposal of product line .........            (495)              --             (495)              --
                                                     --------         --------         --------         --------

Total operating expenses ....................           7,663            9,437           16,232           19,665
                                                     --------         --------         --------         --------

Income from operations ......................           2,286            1,765            5,778            5,464

Other income (expense):
   Interest income ..........................             412              277              754              626
   Other - net ..............................              47             (247)              (9)            (199)
                                                     --------         --------         --------         --------
                                                          459               30              745              427
                                                     --------         --------         --------         --------


Income before income tax provision ..........           2,745            1,795            6,523            5,891
Provision for income taxes ..................             950              685            2,260            2,251
                                                     --------         --------         --------         --------
Net income ..................................        $  1,795         $  1,110         $  4,263         $  3,640
                                                     ========         ========         ========         ========

Net income per share of common stock ........        $   0.31         $   0.19         $   0.74         $   0.60
                                                     ========         ========         ========         ========

Average common shares outstanding ...........           5,790            5,958            5.788            6,064
                                                     ========         ========         ========         ========

Net income per share of common stock -
assuming dilution ...........................        $   0.29         $   0.18         $   0.71         $   0.59
                                                     ========         ========         ========         ========

Average common shares outstanding -
assuming dilution ...........................           6,125            6,160            6,030            6,143
                                                     ========         ========         ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  TELTREND INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                    JANUARY 29,        JULY 31,
                                                                                    -----------        --------
                                                                                       2000              1999
                                                                                       ----              ----
ASSETS
------

Current assets:
   Cash and cash equivalents ...............................................        $  21,054         $  25,915
   Marketable securities ...................................................            8,768                --
   Trade accounts receivable, net of allowance .............................           12,834            13,758
   Inventories .............................................................           10,871             9,466
   Deferred income taxes ...................................................            2,267             2,267
   Prepaid expenses and other current assets ...............................            2,056             3,301
                                                                                    ---------         ---------
                                                                                       57,850            54,707

Land and buildings .........................................................            3,362             3,310
Machinery and equipment ....................................................           20,258            19,240
Leasehold improvements .....................................................            1,279             1,264
Accumulated depreciation ...................................................          (15,309)          (13,937)
                                                                                    ---------         ---------
                                                                                        9,590             9,877

Deferred income taxes ......................................................              329               329
Intangible assets, net .....................................................            1,383             1,479
Other assets, net ..........................................................              602               591
                                                                                    ---------         ---------
                                                                                    $  69,754         $  66,983
                                                                                    =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable ........................................................        $   5,002         $   4,774
   Accrued expenses ........................................................            8,831            10,260
   Income taxes payable ....................................................               --               710
                                                                                    ---------         ---------
                                                                                       13,833            15,744

Commitments and contingencies ..............................................               --                --

Stockholders' equity:
   Common stock, $0.01 par value, 15,000,000 shares
   authorized and 6,573,587 and 6,512,537 issued and
   5,838,587 and 5,792,537 outstanding, respectively .......................               66                65
Additional paid-in capital .................................................          100,843           100,120
Treasury stock .............................................................          (11,728)          (11,425)
Accumulated deficit ........................................................          (33,293)          (37,556)
Accumulated other comprehensive income .....................................               33                35
                                                                                    ---------         ---------
                                                                                       55,921            51,239
                                                                                    ---------         ---------
                                                                                    $  69,754         $  66,983
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

                                  TELTREND INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                  FOR THE SIX MONTHS ENDED
                                                                  ------------------------
                                                                JANUARY 29,      JANUARY 30,
                                                                -----------      -----------
                                                                   2000             1999
                                                                   ----             ----
OPERATING ACTIVITIES:
Net income for period ...................................        $  4,263         $  3,640
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Gain on disposal of product line .....................            (495)              --
   Depreciation and amortization ........................           1,479            1,820
   Loss on sale of equipment ............................               1              100
   Deferred income taxes ................................              --             (293)
Changes in certain assets and liabilities:
     Accounts receivable and prepaid expenses ...........           2,175            2,903
     Inventories ........................................          (1,406)          (1,223)
     Accounts payable and accrued expenses ..............            (707)          (1,495)
     Income taxes payable ...............................            (710)              48
     Other assets and liabilities .......................              37              207
                                                                 --------         --------
Net cash provided by operating activities ...............           4,637            5,707

FINANCING ACTIVITIES:
Exercise of common stock options
     (including tax benefit) ............................             724              342
Purchase of treasury stock ..............................            (303)          (6,156)
                                                                 --------         --------
Net cash provided by (used for) financing activities ....             421           (5,814)

INVESTING ACTIVITIES:
Capital expenditures ....................................          (1,156)          (1,773)
Purchase of marketable securities .......................          (8,768)          (3,857)
Proceeds from sales of marketable securities ............              --            1,951
Proceeds from sales of equipment ........................               9               97
                                                                 --------         --------
Net cash used for investing activities ..................          (9,915)          (3,582)

Effect of exchange rate changes on cash .................              (4)              (4)
                                                                 --------         --------

Net decrease in cash and cash equivalents ...............          (4,861)          (3,693)
Cash and cash equivalents, beginning of period ..........          25,915           22,994
                                                                 --------         --------
Cash and cash equivalents, end of period ................        $ 21,054         $ 19,301
                                                                 ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


I.   BASIS OF PRESENTATION

          The unaudited consolidated financial statements included herein have been prepared by Teltrend Inc. ("Teltrend") in accordance with generally accepted accounting principles for interim financial information and
     Article 10 of Regulation S-X, and should be read in conjunction with Teltrend's financial statements (and notes thereto) included in the Teltrend Annual Report on Form 10-K for the year ended July 31, 1999. The accompanying statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Teltrend's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended January 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 29, 2000. The fiscal year of Teltrend and its consolidated subsidiary (collectively, the "Company") ends on the last Saturday of July each year. All references to "fiscal" years in this report refer to fiscal years ending in the calendar year indicated (e.g., "fiscal 1999" refers to the fiscal year ended July 31, 1999 and "fiscal 2000" refers to the fiscal year ending July 29, 2000). Fiscal 1999 had 53 weeks and fiscal 2000 has 52 weeks.


II.  MARKETABLE SECURITIES

          At January 29, 2000, the Company had marketable securities of approximately $8.8 million. These securities consisted of debt instruments with maturities greater than three months but less than one year and are classified as held-to-maturity, as the Company has the positive intent and the ability to hold these securities until maturity. These securities are carried at amortized cost, which at January 29, 2000 approximates fair value. Temporary unrealized gains and losses will not be recognized in the financial statements until realized.


III. INVENTORIES (IN THOUSANDS)

                                        January 29, 2000     July 31, 1999
                                        ----------------     -------------

   Raw materials.....................       $ 6,465             $ 5,124
   Work-in-process...................         1,377               1,252
   Finished goods....................         3,029               3,090
                                            -------             -------
                                            $10,871             $ 9,466
                                            =======             =======

IV.  EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted income per share (amounts in thousands, except per share data).


                                                FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                                ---------------------     ------------------------
                                              JANUARY 29,   JANUARY 30,   JANUARY 29,   JANUARY 30,
                                              -----------   -----------   -----------   -----------
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
   Numerator:
   Net income ..........................        $1,795        $1,110        $4,263        $3,640

   Denominator:
   Weighted average shares outstanding .         5,790         5,958         5,788         6,064
   Effect of dilutive stock options ....           335           202           242            79
                                                ------        ------        ------        ------

   Weighted average shares outstanding -
       assuming dilution ...............         6,125         6,160         6,030         6,143

   Net income per share ................        $ 0.31        $ 0.19        $ 0.74        $ 0.60

   Net income per share -
       assuming dilution ...............        $ 0.29        $ 0.18        $ 0.71        $ 0.59


V.   COMPREHENSIVE INCOME

          Total comprehensive income and its components, net of related tax, for the second quarter and six months of fiscal 2000 and fiscal 1999 are as follows (in thousands):

                                                FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                                ---------------------     ------------------------
                                              JANUARY 29,   JANUARY 30,   JANUARY 29,   JANUARY 30,
                                              -----------   -----------   -----------   -----------
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
   Net income ............................      $1,795        $1,110        $4,263        $3,640

   Foreign currency translation adjustment        (107)          254            (2)          256
                                                ------        ------        ------        ------

   Comprehensive income ..................      $1,688        $1,364        $4,261        $3,896
                                                ======        ======        ======        ======


     Foreign currency translation adjustment is the only component of accumulated other comprehensive income at January 29, 2000 and January 30, 1999.

VI.   SEGMENT INFORMATION

            The Company has adopted SFAS No. 131, "Disclosures about Segments and Related Information." The Company is managed in two operating segments: (i) the United States; and (ii) Europe and the Far East.

                                             QUARTER ENDED                         QUARTER ENDED
                                             -------------                         -------------
                                            JANUARY 29, 2000                      JANUARY 30, 1999
                                            ----------------                      ----------------
                                                                                       INCOME
                                                  INCOME                               (LOSS)        NET
                                       NET        BEFORE       NET           NET       BEFORE       INCOME
   (DOLLARS IN THOUSANDS)             SALES        TAXES      INCOME        SALES       TAXES       (LOSS)
                                      -----        -----      ------        -----       -----       ------

   United States.................    $21,489      $2,725      $1,782       $20,375      $2,297      $1,447
   Europe, Far East..............      1,988          20          13         4,061        (502)       (337)
                                     -------      ------      ------       -------      ------      ------
   Total.........................    $23,477      $2,745      $1,795       $24,436      $1,795      $1,110
                                     =======      ======      ======       =======      ======      ======


                                           SIX MONTHS ENDED                     SIX MONTHS ENDED
                                           ----------------                     ----------------
                                           JANUARY 29, 2000                     JANUARY 30, 1999
                                           ----------------                     ----------------
                                                                                    INCOME
                                                 INCOME                             (LOSS)       NET
                                       NET       BEFORE      NET           NET      BEFORE      INCOME
   (DOLLARS IN THOUSANDS)             SALES      TAXES      INCOME        SALES      TAXES      (LOSS)
                                      -----      -----      ------        -----      -----      ------
   United States.................    $42,656     $5,371     $3,515       $44,696     $5,897     $3,665
   Europe, Far East..............      6,810      1,152        748         9,938         (6)       (25)
                                     -------     ------     ------       -------     ------     ------
   Total.........................    $49,466     $6,523     $4,263       $54,634     $5,891     $3,640
                                     =======     ======     ======       =======     ======     ======


            Operations listed in Europe and the Far East are located in the United Kingdom in fiscal 2000 and in the United Kingdom, New Zealand and China in fiscal 1999. Interest income is earned principally within the United States operating segment.


VII.  DISPOSITION OF PACKET SWITCHED BUSINESS

            On May 28, 1999, the Company sold substantially all of the assets of its Packet Switched business to Centrecom Systems Limited of England for approximately $3.1 million. A loss of approximately $1.3 million was recorded in fiscal 1999. This amount included the estimated value of the intangible assets to be written off associated with the Packet Switched business, together with an estimate of the professional fees and inventory and other asset valuation reserves associated with the sale. In the second quarter of fiscal 2000, it was determined that certain estimated reserves established for the disposition would not be necessary. As such, approximately $0.5 million of the original $1.3 million estimated loss reversed into income in the Europe and the Far East segment.


VIII. PROPOSED ACQUISITION BY WESTELL TECHNOLOGIES

            On December 13, 1999, the Company and Westell Technologies, Inc. ("Westell") announced the proposed merger of a subsidiary of Westell with and into the Company. In the proposed merger, stockholders of the Company will be entitled to receive 3.3 shares of Westell Class A common stock for each share of the Company's common stock, subject to provisions regarding payment of cash in lieu of fractional shares. The transaction is expected to be accounted for using purchase accounting and to qualify as a tax-free reorganization. The merger and certain related matters have been approved by the Boards of Directors of both companies and will require the approval of both the Company's and Westell's stockholders. Special meetings of the stockholders of the Company and Westell have been scheduled for March 16, 1999 to consider these matters. The waiting period for the merger under the Hart-Scott-Rodino Act expired on February 2, 2000. The merger is, however, subject to other customary conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of Westell and will cease to be a publicly traded company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other portions of this Quarterly Report on Form 10-Q, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things: (i) the Company's prospects, developments and business strategies for its operations, including the development and sale of certain new and established products; (ii) the Company's expectations regarding product pricing and the impact of product pricing on gross profit margins; and (iii) the Company's expectations regarding the year 2000. These forward-looking statements are identified by use of such terms and phrases as "believes," "anticipates," "plans," "projected," "estimated," "intends," "will" and "expects," and are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation: (i) risks of general market conditions, including demand for the Company's products, product mix, competition and the Company's historical dependence on relatively few customers; (ii) risks related to the Company's historical dependence on relatively few product lines (such as the Company's T1 product line, which faces competition from suppliers of alternate methods of delivering repeatered T1 services); (iii) the extent to which the Company's principal customers continue to exert pricing pressures on the Company; (iv) risks inherent in the telecommunications industry, including rapidly changing technology, evolving industry standards, changes in customer requirements, frequent product introduction and changing government regulation; and (v) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the Company's control. A reader of this Quarterly Report should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider such a list to be a complete statement of all potential risks or uncertainties. The Company does not assume the obligation to update any forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. See also "Factors That May Affect Future Results" below.

GENERAL

          Teltrend designs, manufactures and markets a broad range of transmission products, such as channel units, repeaters and termination units, used by telephone companies ("Telcos") to provide voice and data service over the telephone network. Historically, substantially all of Teltrend's products have been sold directly to the Regional Bell Operating Companies and their local affiliates (collectively, the "RBOCs") for use with the copper wireline in the local telephone subscriber loop (the "Local Loop"). The Company's strong reliance on the RBOCs continues, but the Company's purchase of Teltrend Limited in September 1997 did expand the Company's markets and product lines. With the addition of Teltrend Limited the Company entered the telecommunication signaling interworking market, providing interoperability between legacy and next generation networks. Teltrend Limited sales are targeted primarily in Europe. As used herein, the term "Company" or "Teltrend" refers to Teltrend Inc. and its wholly owned subsidiary, Teltrend Limited.

          The Company's principal products are as follows: (i) High Capacity products, which include T1 line and office repeaters and T1 network interface units and associated mountings, CellPak(TM) units for cellular and wireless base station sites, High Density Subscriber Line ("HDSL") systems, which help Telcos reduce the number of costly digital cross connect system ports required for frame relay services, and Advanced Span Termination Systems ("ASTS") products, a system for deployment of High Capacity services which consists of cabinetry together with other High Capacity products including office repeaters, T1 network interface units and HDSL units; (ii) Channelized products, which include Digital Loop Carrier and Voice Frequency products ("DLC/VF") (including a small DLC system, plug-in units for existing DLC systems and traditional voice frequency products) and ISDN/DDS products (including ISDN and Digital Data System ("DDS") line repeaters, and ISDN and DDS D4 channel units); and (iii) Conversion products (network interfacing and protocol conversion products).

DISPOSITION OF PACKET SWITCHED BUSINESS

     On May 28, 1999 ("Packet Switched sale date"), the Company sold substantially all of the assets of its Packet Switched business (a line of routers) to Centrecom Systems Limited of England for approximately $3.1 million. The Company's Conversion and Packet Switched product categories together constituted the Company's "Europe and the Far East" operating segment in fiscal 1999 up to the Packet Switched sale date. Since the Packet Switched sale date, the Company's "Europe and the Far East" operating segment consists of only the Company's Conversion product category.

PROPOSED ACQUISITION BY WESTELL TECHNOLOGIES

          On December 13, 1999, the Company and Westell Technologies, Inc. ("Westell") announced the proposed merger of a subsidiary of Westell with and into the Company. In the proposed merger, stockholders of the Company will be entitled to receive 3.3 shares of Westell Class A common stock for each share of the Company's common stock, subject to provisions regarding payment of cash in lieu of fractional shares. The transaction is expected to be accounted for using purchase accounting and to qualify as a tax-free reorganization. The merger and certain related matters have been approved by the Boards of Directors of both companies and will require the approval of both the Company's and Westell's stockholders. Special meetings of the stockholders of the Company and Westell have been scheduled for March 16, 1999 to consider these matters. The waiting period for the merger under the Hart-Scott-Rodino Act expired on February 2, 2000. The merger is, however, subject to other customary conditions. If the merger is consummated, the Company will become a wholly owned subsidiary of Westell and will cease to be a publicly traded company.

RESULTS OF OPERATIONS

NET SALES. Net sales for the second quarter of fiscal 2000 decreased 3.9%, or approximately $1.0 million, to approximately $23.5 million, from approximately $24.4 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, net sales totaled approximately $49.5 million compared to approximately $54.6 million for the first six months of fiscal 1999, representing a decrease of approximately $5.2 million, or 9.5%. The decrease in net sales for both periods over the prior year periods were the result of decreases in the unit volume sales of certain products in both the United States and the Europe and the Far East segments as well as decreased sales due to the sale of the Packet Switched business. In addition, the first six months of fiscal 2000 contained 26 weeks and the first six months of fiscal 1999 contained 27 weeks.

          Net Sales -- United States Segment. Net sales for the United States segment for the second quarter of fiscal 2000 increased 5.5%, or approximately $1.1 million, to approximately $21.5 million, from approximately $20.4 million in the second quarter of fiscal 1999. The increase in net sales for the second quarter of fiscal 2000 over the prior year period was the result of an increase in the unit volume sales of High Capacity products of $2.7 million, partially offset by a decrease in the unit volume sales of Channelized products of $1.6 million. Net sales for the United States segment for the first six months of fiscal 2000 decreased 4.6%, or approximately $2.0 million, to approximately $42.7 million, from approximately $44.7 million in the first six months of fiscal 1999. The decrease in net sales for the first six months of fiscal 2000 over the prior year period was the result of a decrease in the unit volume sales of Channelized products of $5.2 million, partially offset by an increase in the unit volume sales of High Capacity products of $3.2 million.

          The increase in sales of the Company's High Capacity products for both periods was due to increases in unit volume sales of all major High Capacity product lines. Within T1 customer premises products, demand remained strong for the Company's new Performance Monitoring Network Interface Units ("PM NIUs"), and associated mountings. In addition, the Company recorded an increase for both periods in sales of high density office repeaters (which are primarily deployed in conjunction with fiber-optic installations). The Company believes a part of the increase was due to increased orders from a large customer in preparation for the Year 2000 transition. The Company expects sales for that customer to decrease proportionately in the third quarter. This increase was partially offset by a decrease in the sales of intelligent line repeaters due to increased deployment of HDSL services at the RBOCs. In addition, HDSL products recorded gains in excess of 100% for both periods due to increased sales to existing customers and initial sales of the Company's ASTS products.

          The decrease in sales of the Company's Channelized products for both periods was primarily due to a loss of market share in the DDS product line at one RBOC resulting from displacement by a new technology and, to a lesser extent, to a decrease in the unit volume sales of VF products. VF products employ analog technology, which is gradually being replaced by digital products in the market place. These decreases were partially offset by an increase in unit volume sales for both periods of the Company's DLC products due to increased sales to existing RBOC customers and an increase in the sales of ISDN due to increased deployment of ISDN services.

          Net Sales -- Europe and the Far East Segment. Net sales for the Europe and the Far East segment for the second quarter of fiscal 2000 decreased 51.0%, or approximately $2.1 million, to approximately $2.0 million, from approximately $4.1 million in the second quarter of fiscal 1999. The decrease in net sales for the second quarter of fiscal 2000 over the prior year period was due to a decrease in the unit volume sales of Conversion products of approximately $1.2 million and to the sale of the Packet Switched business in May, 1999, which accounted for $0.9 million in sales in the second quarter of fiscal 1999. Net sales for the Europe and the Far East segment for the first six months of fiscal 2000 decreased 31.5%, or approximately $3.2 million, to approximately $6.8 million, from approximately $10.0 million in the first six months of fiscal 1999. The decrease in net sales in the first six months of fiscal 2000 over the prior year period was due to the sale of the Packet Switched business, which accounted for $2.1 million in sales for the first six months of fiscal 1999 and to a decrease in the unit volume sales of Conversion products of approximately $1.1 million. The decrease in net sales of Conversion products for both periods was due to a significant reduction in orders from several large customers.

GROSS PROFIT. Gross profit in the second quarter of fiscal 2000 decreased 11.2%, or approximately $1.3 million, to approximately $9.9 million from approximately $11.2 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, gross profit totaled approximately $22.0 million compared to approximately $25.1 million for the first six months of fiscal 1999, representing a decrease of approximately $3.1 million, or 12.4%. Gross profit margins for the second quarter and first six months of fiscal 2000 were 42.4% and 44.5%, respectively, compared to 45.8% and 46.0%, respectively, for the corresponding fiscal 1999 periods. The decrease in gross profit for both comparative periods was primarily attributable to lower unit volume sales and the decrease in gross profit margin was attributable to spreading fixed manufacturing expenses over a smaller base of sales, lower sales for the Conversion business (which carry a higher average gross profit margin than the Company's other businesses) and lower prices on selected products.

          The Company experienced pressure from certain customers to reduce product prices during fiscal 1999 and, to a lesser extent, in the first six months of fiscal 2000. The Company believes that it may be asked from time to time to grant further price concessions to customers during the remainder of fiscal 2000, which may result in a reduction in the Company's gross profit margin. The impact of any further price concessions on gross profit margins will likely be at least partially mitigated by continuing product cost reduction efforts.

SALES AND MARKETING. Sales and marketing expenses in the second quarter of fiscal 2000 decreased 26.9%, or approximately $0.9 million, to approximately $2.6 million, from approximately $3.5 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, sales and marketing expenses decreased 28.6% or approximately $2.1 million, to approximately $5.2 million from approximately $7.3 million for the first six months of fiscal 1999. As a percentage of net sales, sales and marketing expenses decreased to 10.9% in the second quarter of fiscal 2000 from 14.3% in the second quarter of fiscal 1999, and for the first six months of fiscal 2000 decreased to 10.6% from 13.4% for the first six months of fiscal 1999. The decrease in sales and marketing expenses for both periods as a percentage of net sales over the prior year periods was due primarily to the elimination of sales and marketing expenses associated with the Packet Switched business, and, to a lesser extent, to a reduction in sales and marketing salaries and travel and entertainment expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses in the second quarter of fiscal 2000 decreased 4.9%, or approximately $0.2 million, to approximately $3.6 million, from approximately $3.7 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, research and development expenses decreased 6.5%, or approximately $0.5 million, to approximately $7.4 million from approximately $7.9 million for the first six months of fiscal 1999. The decrease in research and development expenses for both periods was due primarily to the elimination of research and development expenses associated with the Packet Switched business. As a percentage of net sales, research and development expenses decreased to 15.2% in the second quarter of fiscal 2000, from 15.3% in the second quarter of fiscal 1999, and for the first six months of fiscal 2000 increased to 14.9% from 14.4% for the first six months of fiscal 1999.


GENERAL AND ADMINISTRATIVE. General and administrative expenses in the second quarter of fiscal 2000 decreased 7.0%, or approximately $0.2 million, to approximately $2.0 million, from approximately $2.2 million in the second quarter of fiscal 1999. For the first six months of fiscal 2000, general and administrative expenses decreased 7.4%, or approximately $0.3 million, to approximately $4.1 million from approximately $4.4 million for the first six months of fiscal 1999. The decrease in general and administrative expenses for both periods was due primarily to the elimination of general and administrative expenses associated with the Packet Switched business. As a percentage of net sales, general and administrative expenses decreased to 8.7% in the second quarter of fiscal 2000, from 9.0% in the second quarter of fiscal 1999, and for the first six months of fiscal 2000 increased to 8.3% from 8.1% for the first six months of fiscal 1999.

OTHER INCOME. Other income in the second quarter and first six months of fiscal 2000 was approximately $0.5 million and $0.7 million, respectively, compared to approximately $30,000 and $0.4 million for the comparable periods of fiscal 1999. The increase in other income for both comparative periods was due primarily to an increase in interest income and exchange rate gains in the fiscal 2000 periods compared with exchange rate losses in the fiscal 1999 comparative periods.

INCOME TAXES. A provision for income taxes of approximately $1.0 million was recorded in the second quarter of fiscal 2000 compared to approximately $0.7 million in the second quarter of fiscal 1999. This increase in income tax provision is principally a function of the increase in the level of the Company's net income before taxes for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, partially offset by the use of a lower effective tax rate in the second quarter of fiscal 2000 than in the prior year period. This lower effective tax rate is due to the Company's continuing tax saving initiatives, such as research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

          At January 29, 2000, the Company had no long-term indebtedness and had working capital of approximately $44.0 million, which included cash and cash equivalents of approximately $21.1 million and marketable securities of approximately $8.8 million. The increase in working capital from approximately $39.0 million at the end of fiscal 1999 was due primarily to a positive cash flow from operations. In addition, during the first six months of fiscal 2000, Teltrend Limited received approximately $2.2 million in cash from deferred proceeds from the sale of the Packet Switched business and the sale of certain tax carry-forward items.

          Cash used for capital expenditures was approximately $1.2 million in the first six months of fiscal 2000 compared to approximately $1.5 million in the first six months of fiscal 1999. Most of the capital expenditures for both periods were for the purchase of manufacturing test equipment and engineering equipment.

          As of January 29, 2000, the Company had net trade accounts receivable of approximately $12.8 million, compared to approximately $13.8 million as of the end of fiscal 1999. This decrease was due primarily to a decrease in the average number of days receivables outstanding. Inventories as of the end of the second quarter of fiscal 2000 totaled approximately $10.9 million compared to $9.5 million as of the end of fiscal 1999. Inventory levels increased primarily as a result of the anticipated sale of certain new products in the second half of fiscal 2000.

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

          On March 3, 1998, the Company's Board of Directors authorized the purchase of up to a maximum of $8.0 million worth of the Company's Common Stock. As of January 29, 2000, the Company had purchased 533,000 shares of Common Stock at a cost of approximately $7.9 million pursuant to this authorization. The Company does not intend to make any additional purchases pursuant to this authorization.

          On October 26, 1998, the Company's Board of Directors authorized the purchase of up to an additional $8.0 million worth of Common Stock. Purchases may be made from time to time in the open market, subject to the requirements of applicable laws and, if made, will be financed with existing cash and cash equivalents, marketable securities and cash from operations. As of January 29, 2000, the Company had purchased 202,000 shares of Common Stock at a cost of approximately $3.8 million pursuant to this authorization. The Company does not intend to make any additional purchases pursuant to this authorization.

          The Company expects that existing cash and cash equivalents and cash from operations, plus available borrowings under the Bank Facility, will be adequate to fund the Company's working capital needs for the foreseeable future.

YEAR 2000 ISSUES

          In prior years, the Company has discussed its plans regarding computer systems, software and date-sensitive equipment which would be unable to appropriately interpret or recognize dates beyond the calendar year 1999 (the "Year 2000 issue"). In late 1999, the Company completed its assessment, remediation and testing of information technology ("IT") systems and non-IT systems in the U.S. and at its U.K. subsidiary, Teltrend Limited. The Company also contacted third parties with whom it has material business relationships and had not been made aware of any material Year 2000 issues. The total cost to the Company for its Year 2000 project was $ 207,000, including $ 182,000 for Teltrend Limited.

          To date, the Company has not experienced any material problems or disruptions due to Year 2000 issues and has not been made aware of any problems experienced by third parties with whom it has material business relationships. The Company intends to continue monitoring its systems and key third parties to ensure that any latent Year 2000 issues are addressed promptly and effectively.

NEW ACCOUNTING RULES

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is not required to be adopted until fiscal years beginning after June 15, 2000. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant impact on its results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON T1 PRODUCTS

          The Company's High Capacity products, which include T1 line and office repeaters and T1 network units, accounted for 51.5%, 51.7% and 56.4% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. The Company expects to derive a large percentage of its net sales for the foreseeable future from the sale of these products. Consequently, the Company's inability to maintain or increase net sales of its High Capacity products in the future, or to offset any shortfall in sales of such products with sales of other existing or future products, could have a material adverse effect on the Company.

          The Company is facing, and expects to continue to face, increasing competition with respect to its repeatered T1 products from suppliers of systems based on HDSL technology as an alternate method of delivering repeatered T1 services in the Local Loop. Because HDSL is easier to provision than traditional T1 service, the Company expects that HDSL products will continue to adversely affect the demand for its repeatered T1 products as the cost of HDSL systems declines. If increasing competition or other factors cause the Company to reduce selling prices for its repeatered T1 products (as has recently occurred due to pricing pressure from certain of the Company's customers), there can be no assurance that the Company will be able to increase unit sales volumes of such products or reduce its costs of sales of such products to offset in full or in part the reduced revenue and gross profit margin effects of such selling price reductions. See "-- Reliance on Certain Customers."

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

POTENTIAL PRODUCT RECALLS AND WARRANTY EXPENSES

          The Company's products are required to meet rigorous standards imposed by its customers, including written technical requirements and various mechanical, electrical performance, environmental operating and storage conditions, and to interface in a complex and changing environment with telecommunication network equipment produced by numerous other suppliers. In the event there are material deficiencies or defects in the design or manufacture of the Company's products or if such products become incompatible with existing third- party network equipment, the affected products could be subject to a recall. Although the Company has not experienced any complete recall of a product from the field in the past, the Company has from time to time agreed to upgrade certain of its products in response to product design issues raised by certain of its customers. There can be no assurance that the Company will not experience a material product recall in the future. Any product recall and associated negative publicity could have a material adverse effect on the Company.

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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company, through its foreign subsidiary, manufactures and sells its products in a number of countries. As a result, the Company is from time to time exposed to market risk relating to the impact of movements in foreign currency exchange rates on certain instruments. The principal foreign currency exposures during the second quarter of fiscal 2000 involved intercompany receivables regarding the United Kingdom. At January 30, 1999, the net fair value liability of financial instruments with exposure to foreign currency risk was not significant. The potential reduction in the Company's pre-tax net income from a hypothetical 10% adverse change in quoted foreign exchange rates against the currencies in which these instruments are denominated would also be insignificant.

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

(b)       Report on Form 8-K.

          The Company filed a current report on Form 8-K dated December 13, 1999, reporting under Item 5 thereof the proposed merger of a subsidiary of Westell Technologies, Inc. with and into the Company.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 13, 2000

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

4.4 Credit Agreement between the Registrant and LaSalle National Bank, dated June 14, 1995.(1)

4.5 Rights Agreement between the Registrant and LaSalle National Bank, as Rights Agent, dated January 16, 1997.(6)

4.6 Form of Rights Certificate (incorporated by reference to Exhibit B to the Rights Agreement included in Exhibit 4.5 herewith).

4.7 Amendment No. 1 to Rights Agreement, dated June 1, 1998, between the Registrant and LaSalle National Bank, as rights agent.(9)

4.8 Amendment No. 2 to Rights Agreement, dated as of December 13, 1999, between the Registrant and LaSalle Bank National Association, as rights agent.

4.9 First Amendment to Credit Agreement, dated June 30, 1998, between the Registrant and LaSalle National Bank.(11)

4.10 Second Amendment to Credit Agreement, dated as of December 1, 1998, between the Registrant and LaSalle National Bank.(12)

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

10.5 Schedule of Nonqualified Stock Option Agreements which have been entered into by directors or executive officers of the Registrant.(7)

10.6      TI Investors Inc. Stock Option Plan.(2)

10.7      Teltrend Inc. 1997 Non-Employee Director Stock Option Plan.(5)

10.8 Amended and Restated Stock Option Agreements, dated May 13, 1994, between the Registrant and Gilbert H. Hosie.(1)

10.9 Registration Rights and Lock-Up Agreement between the Registrant, The Prudential Insurance Company of America, Pruco Life Insurance Company, AEA Investors Inc. and Stockholders of the Registrant prior to consummation of the Registrant's initial public offering.(1)

10.10 Lease, dated April 22, 1983, between CMD Corporation and the Registrant, together with Second Amendment to Lease, dated August 9, 1985, between Morgan Guaranty Trust Company of New York and the Registrant and Memorandum of Lease, Second Amendment to Lease and Ratification of Second Amendment to Lease, dated August 29, 1988.(2)

10.11 Second Amendment to Lease, dated September, 1995, between Morgan Guaranty Trust Company of New York and the Registrant.(4)

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

10.16 Fourth Amendment to Lease, dated July 2, 1998, between Morgan Guaranty Trust Company of New York and the Registrant.(11)

10.17 Agreement and Plan of Merger dated as of December 13, 1999, by and among Westell Technologies, Inc., Theta Acquisition Corp. and the Registrant. (13)

10.18 Voting Agreement, dated December 13, 1999, by and among Robert C. Penny III and Melvin J. Simon, individually and as trustees of various trusts, and the Registrant.(13)

11        None.

18        None.

23        None.

24        None.

27        Financial Data Schedule.

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

     (13) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 13, 1999 (Commission File No. 0-26114).